Form 10-Q
period 2011-09-30
KMRB Acquisition Corp.
filed 2011-11-21
CIK 1529804

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 000-54498

KMRB ACQUISITION CORP.

(Name of small business issuer in its charter)

Florida

(State or other jurisdiction of incorporation or organization)

45-2858005

(I.R.S. Employer Identification No.)

8200 Seminole Blvd, Seminole, FL  33772

 (Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code:  (727) 322-5111

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(x) Yes (__) No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   (__) Yes (_x_) No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer (__)    Accelerated filer (__)     Non-accelerated filer (__)   Smaller reporting company (_x_)                                                 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (__) No ( x ). The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of September 30, 2011 was 3,000,000.

TABLE OF CONTENTS

Link to Table of Contents

Part I.  Financial Information

Item 1.  Financial Statements.

KMRB ACQUISITION CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEET
	September 30,		August 31,
	2011		2011
	(unaudited)		(audited)
Assets
Current assets
Cash	$1,465		$1,500
Total current assets	1,465		1,500
Total Assets	$1,465		$1,500

Liabilities and Stockholders' Equity
Current liabilities
Accrued expenses	$900		$900
Total current liabilities	900		900
Total liabilities	900		900

Stockholders' Equity
Preferred stock: $0.001 par value; 750,000,000 shares authorized;
no shares issued or outstanding	---		---
Common Stock, $.001 par value, 900,000,000 shares
authorized; 3,000,000 and 3,000,000 shares
issued and outstanding, respectively	3,000		3,000
Additional paid-in capital	(1,500)		(1,500)
(Accumulated deficit) retained earnings during development stage	(935)		(900)
Total stockholders' equity	565		600

Total Liabilities and Stockholders' Equity	$1,465	.	$1,500

The accompanying notes are an integral part of these financial statements.

Link to Table of Contents

Link to Table of Contents

KMRB ACQUISITION CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF OPERATIONS

	For the period from August 4, 2011 (Inception) through September 30, 2011

REVENUE	$	---

OPERATING EXPENSES
Professional fees		900
Selling, general & administrative		35

Loss before income taxes		(935)

Income tax provision		---

Net loss		$(935)

Net loss per common share – basic and diluted		$(0.00)

Weighted average number of common shares outstanding – basic and diluted		3,000,000

The accompanying notes are an integral part of these financial statements.

Link to Table of Contents

Link to Table of Contents

KMRB ACQUISITION CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDERS' EQUITY For the Period from August 4, 2011 (Inception) through September 30, 2011

	Common Stock
	Shares	Amount		Additional Paid in Capital		Accumulated Deficit		Total Stockholders' Equity

August 4, 2011 (Inception)	---	$	---	$	---	$	---	$	---

Common shares issued to founders, August 4, 2011 at $.0005 per share	3,000,000		3,000		(1,500)		---		1,500

Net loss							(935)		(935)

Balance, September 30, 2011	3,000,000		$3,000		$(1,500)		$(935)		$565

The accompanying notes are an integral part of these financial statements.

Link to Table of Contents

Link to Table of Contents

KMRB ACQUISITION CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CASH FLOWS

	For the period from August 4, 2011 (Inception) through September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(935)

Adjustments to reconcile net loss to net cash used in operating activities:

Increase in accrued liabilities		900

Net cash used in operating activities		(35)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Common Stock		1,500

Net cash from financing activities		1,500

Change in cash during the period		1,465
Cash, beginning of the period		---

Cash, end of the period		$1,465

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$	---
Taxes paid	$	---

The accompanying notes are an integral part of these financial statements.

Link to Table of Contents

Link to Table of Contents

KMRB ACQUISITION CORP.

(A Development Stage Entity)

Notes to Financial Statements

For the period ending September 30, 2011

(Unaudited)

Note 1 – Nature of Operations

KMRB Acquisition Corp. (a development stage company) (“KMRB” or the “Company”) was incorporated in Florida on August 4, 2011, with an objective to acquire, or merge with, an operating business.   As of September 30, 2011, the Company had not yet commenced any operations.

Note 2 – Significant Accounting Policies

Development Stage Company

The Company is a development stage company as defined by section 810-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception, have been considered as part of the Company’s exploration stage activities.

Going Concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period ended September 30, 2011, the Company has had no operations.  As of September 30, 2011, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to acquire an operating company and to achieve a level of profitability.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may not be sucessful in acquiring an operating Company or raise sufficient capital or secure funds for its operating plan purposes. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Fiscal year end

The Company elected December 31 as its fiscal year ending date.

Link to Table of Contents

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Income taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

We have net operating loss carry-forwards available to reduce future taxable income. Future tax benefits for these net operating loss carry-forwards are recognized to the extent that realization of these benefits is considered more likely than not. To the extent that we will not realize a future tax benefit, a valuation allowance is established.

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of September 30, 2011.

Recently issued accounting standards

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Income Taxes

At September 30, 2011, the Company had a net operating loss carry–forward for Federal income tax purposes of $935 that may be offset against future taxable income through 2031  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of $318, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $318.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

Note 4 – Equity

The Company has been authorized to issue 900,000,000 shares of common stock, $.001 par value.  Each share of issued and outstanding common stock shall entitle the holder thereof to fully participate in all shareholder meetings, to cast one vote on each matter with respect to which shareholders have the right to vote, and to share ratably in all dividends and other distributions declared and paid with respect to common stock, as well as in the net assets of the

Link to Table of Contents

corporation upon liquidation or dissolution.  On August 4, 2011, the Company issued 3,000,000 shares of common stock, at $.0005, for $1,500.

The Company has been authorized to issue 750,000,000 shares of $.001 par value Preferred Stock.  The Board of Directors is expressly vested with the authority to divide any or all of the Preferred Stock into series and to fix and determine the relative rights and preferences of the shares of each series so established, within certain guidelines established in the Articles of Incorporation.  There have been no preferred shares issued.

Note 5 – Related Party Transaction

As described above, on August 4, 2011, the Company sold 3,000,000 shares of its common stock to its founders at $0.0005 per share for $1,500 in cash.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company does not own or lease property or lease office space. The Company has been provided office space by a member of the Board of Directors at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

The above amount is not necessarily indicative of the amount that would have been incurred had a comparable transaction been entered into with independent parties.

Note 6 – Subsequent Events

Subsequent events have been evaluated through the date of the filing.

Link to Table of Contents

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of KMRB Acquisition Corp. for the period ended September 30, 2011 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis or Plan of Operation contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.  The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination.  As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business.  The business purpose of the Company is to seek the acquisition of or merger with, and existing company..  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

 We do not currently engage in any business activities that provide cash flow.  The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As it is to the advantage of all current shareholders to advance our search for acquisition targets all shareholders will, through their personal networking, make known the objective of the company to potential prospective acquisition targets. Management, furthermore, will make known the availability of the company’s public status to business brokers and consultants that are focused on mergers and acquisitions.

During the next 12 months we anticipate incurring costs related to:

(i)

Filing of Exchange Act reports, and

(ii)

Consummating an acquisition

We anticipate that our cost for filing Exchange Act reports for the next 12 months will be approximately $2500. We anticipate that we also should be able to consummate a business combination for approximately $2500.  We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary to be loaned by our invested in us by our stockholders, management or other investors.

We are in the development stage and have negative working capital, negative stockholders’ equity and have not earned any revenues from operations to date.  These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to locating merger candidates.  Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, ultimately, achieve profitable operations.

We may consider a business which has recently commenced operations, in a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital.  In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares,

Link to Table of Contents

while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our sole officer and director has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us.  Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings.  In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and dilution of interest for present and prospective stockholders, which is like to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization.  This lack of diversification should be considered to a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or perceived benefits of becoming a publicly traded corporation. We intend to contact various stock transfer agents, investment relation firms and business development entities to locate potential candidates for a business combination transaction. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock.  An additional perceived benefit for a private operating company in becoming public by merging with us as opposed to filing its own form 10 registration statement is the time and money required to get through the process. This private company must take into account the consideration that such private company would have to provide to us in such a transaction as well as our obligation to file a Form 8-K in connection with such a transaction including Form 10 information regarding the private operating company. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

.

Off-Balance Sheet Arrangements

We have made no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

(a)

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance

Link to Table of Contents

regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

With respect to the period ending September 30, 2011, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2011, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  However, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

(b)

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending September 30, 2011, the Company did not issue any unregistered shares of its common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

This Item 4 was removed and reserved by Release No. 33-9089A, effective February 28, 2010.

Item 5. Other Information.

None.

Link to Table of Contents

Item 6. Exhibits

Exhibit Number and Description

Location Reference

(a)

Financial Statements

Filed Herewith

(b)

Exhibits required by Item 601, Regulation S-K;

(3.0)

Articles of Incorporation

(3.1)

Initial Articles of Incorporation filed

See Exhibit Key

with Form 10 Registration Statement

on September 13, 2011.

(3.2)

Bylaws filed with Form 10 Registration

See Exhibit Key

Statement on September 13, 2011.

(11.0)

Statement re: computation of per share

Note 2 to

Earnings.

Financial Stmts.

(31.1)

Certificate of Chief Executive Officer

Filed herewith

Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

(31.2)

Certificate of Chief Financial Officer

Filed herewith

Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

(32.1)

Certification of Chief Executive Officer

Filed herewith

pursuant to 18 U.S.C. § 1350,

as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

(32.2)

Certification of Chief Executive Officer

Filed herewith

pursuant to 18 U.S.C. § 1350,

as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

(101.INS)

XBRL Instance Document

Filed herewith

(101.SCH)

XBRL Taxonomy Ext. Schema Document

Filed herewith

(101.CAL)

XBRL Taxonomy Ext. Calculation Linkbase Document

Filed herewith

(101.DEF)

XBRL Taxonomy Ext. Definition Linkbase Document

Filed herewith

(101.LAB)

XBRL Taxonomy Ext. Label Linkbase Document

Filed herewith

(101.PRE)

XBRL Taxonomy Ext. Presentation Linkbase Document

Filed herewith

Exhibit Key

3.1

Incorporated by reference herein to the Company’s Form 10

Registration Statement filed with the Securities and Exchange

Commission on September 13, 2011.

Link to Table of Contents

3.2

Incorporated by reference herein to the Company’s Form 10

Registration Statement filed with the Securities and Exchange

Commission on September 13, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMRB ACQUISITION CORP.

Date: November 21, 2011

By: /s/ Brian K. Kistler

Brian K. Kistler

Principal Executive Office, Principal Accounting Officer

Chief Financial Officer, Secretary,

Chairman of the Board of Directors