Form 10-Q/A
period 2011-09-30
KMRB Acquisition Corp.
filed 2011-12-14
CIK 1529804

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q/A-1

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

Explanatory Note

The purpose of this Amendment No. 1 to the KMRB Acquisition Corp. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 21, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

Note 4 – Equity

The Company has been authorized to issue 900,000,000 shares of common stock, $.001 par value.  Each share of issued and outstanding common stock shall entitle the holder thereof to fully participate in all shareholder meetings, to cast one vote on each matter with respect to which shareholders have the right to vote, and to share ratably in all

Link to Table of Contents

dividends and other distributions declared and paid with respect to common stock, as well as in the net assets of the corporation upon liquidation or dissolution.  On August 4, 2011, the Company issued 3,000,000 shares of common stock, at $.0005, for $1,500.

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

Date: December 13, 2011

By: /s/ Brian K. Kistler

Brian K. Kistler

Principal Executive Office, Principal Accounting Officer

Chief Financial Officer, Secretary,

Chairman of the Board of Directors