Form 10-K
period 2011-12-31
KMRB Acquisition Corp.
filed 2012-03-30
CIK 1529804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission file number 000-54498

KMRB ACQUISTION CORP.
(Exact Name of Registrant as specified in its charter)
Florida	45-2858005
(State or jurisdiction of Incorporation or organization	(I.R.S Employer Identification No.)

8200 Seminole Blvd, Seminole, FL	33772
(Address of principal executive offices) Registrant’s telephone number, including area code	(Zip Code) 727-322-5111

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                  Name of each exchange on which registered

None

N/A

Securities registered under Section 12(g) of the Exchange Act

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.     (_) Yes (_) No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.

(_) Yes (_) No

Note – Checking the box above will not relieve any  registrant  required to file reports pursuant to Section 13 or 15 (d) of the  Exchange Act from their obligations under those Sections.

Persons who respond to the collection of information

Contained in this form are not required to respond

Unless the form displays a current valid OMB control number.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     (X) Yes (_) No

Indicate by check mark whether the resistant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   (_) Yes (X) No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation s-K (§ 229.405 of this chapter is not contained herein and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

(_)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer (_) Non-accelerated filer (_) (Do not check if a smaller company)	Accelerated filer (_) Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

(X) Yes (_) No

State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $0.00

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court

(_) Yes (_) No

(APPLICABLE ONLY TO CORPORATE REGISTRNTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of the issuer’s Common Stock, $.001 par value, as of March 6, 2012 was 3,000,000 shares

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the documents is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980)

NONE

KMRB ACQUISITION CORP.

ANNUAL REPORT ON FORM 10 KSB

Fiscal Year Ended December 31, 2011

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of KMRB Acquisition Corp. for the year ended December 31, 2011 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties.  In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements.  Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the cost and effects of legal proceedings.

You should not rely on forward looking statements in this annual report.  This annual report contains forward looking statements that involve risks and uncertainties.  We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements.  Prospective investors should not place undue reliance on these forward looking statements, which apply only as of the date of this annual report.  Our actual results could differ materially from those anticipated in these forward-looking statements.

PART I

Item 1. Business

KMRB Acquisition Corp. (“we”, “us”, “our”, or the “Company”) was incorporated in the State of Florida on August 4, 2011.  Since inception, which was August 4, 2011, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination.  As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business.  The business purpose of the Company is to seek the acquisition of or merger with, and existing company.  The Company selected December 31 as its fiscal year end.

The Company, based on proposed business activities, is a “blank check” company.  The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.”  Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.  Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination.  The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.   We do not currently engage in any business activities that provide cash flow.  The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As it is to the advantage of all current shareholders to advance our search for acquisition targets all shareholders will, through their personal networking, make known the objective of the company to potential prospective acquisition targets. Management, furthermore, will make known the availability of the company’s  public status to business brokers and consultants that are focused on mergers and acquisitions.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.  The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of Brian K. Kistler, the sole officer and director of the Company.  As of this date, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.  In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

(a)

 Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)

Competitive position as compared to other firms of similar size and experience within the industry segment as well as with the industry as a whole;

(c)

Strength and diversity of management, either in place or scheduled for recruitment;

(d)

Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)

The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

(f)

The extent to which the business opportunity can be advanced;

(g)

The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)

Other relevant factors.

In applying for foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data.  Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.  Due to the Company’s limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

FORM OF ACQUISITION

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company.  Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”) depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity.  If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity.

In addition, depending upon the transaction, the Company’s current stockholders may be substantially diluted to less than 20% of the total issued and outstanding shares of the surviving entity and possibly even eliminated as stockholders by an acquisition. Current shareholders will seek to either maintain an equity interest in the surviving company or a cash payment in exchange for outstanding shares, or a combination thereof.

The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction.  As part of such a transaction, all, or a majority of, the Company’s sole director may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders.  In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding securities.  The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders.  Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others.  If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable.  Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

We presently have no employees apart from our management.  Our sole officer and director is engaged in outside business activities and anticipates that they will devote to our business very limited time (estimated at five hours per week) until the acquisition of a successful business opportunity has been identified.  We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

(a)

Reports to security holders.

(1)

The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of any such report.

(2)

The Company will file reports with the SEC.  The Company will be a reporting company and will comply with the requirements of the Exchange Act.

(3)

The public may read and copy any materials the Company files with the SEC in the SEC’s Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330.  Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

Item 1A. Risk Factors

Because we are a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

NONE

Item 2. Properties

We neither rent nor own any properties. We utilize the office space and equipment of our management at no cost. Management estimates such amounts to be immaterial. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings nor are any contemplated by us at this time.

Item 4. Mine Safety Disclosures

NONE

PART II.

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

No public market for common stock

There is presently no public market for our common stock.  There is no assurance that a trading market will develop, or, if developed, that it will be sustained.  A purchaser of shares may, therefore, find it difficult to resell our securities offered herein should he or she desire to do so when eligible for public resale

Holders

On December 31, 2012 there were 3 shareholders of record of our common stock.

Dividends

Since inception we have not paid any dividends on our common stock.  We currently d not anticipate paying any cash dividends in the foreseeable future on our common stock.  Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.  Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

NONE

Item 6. Selected Financial Data

The registrant qualifies as a smaller reporting company, as defined by Rule 229.10(f)(1) and is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this report.  The management’s discussion, analysis of financial condition, and results of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this prospectus.

Our Business Overview

KMRB Acquisition Corp. (“we”, “us”, “our”, or the “Company”) was incorporated in the State of Florida on August 4, 2011.  Since inception, which was August 4, 2011, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination.  As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business.  The business purpose of the Company is to seek the acquisition of or merger with, and existing company.  The Company selected December 31 as its fiscal year end.

Plan of Operation

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

During the next 12 months we anticipate incurring costs related to:

(i)

Filing of Exchange Act reports, and

(ii)

Consummating an acquisition

We anticipate that our cost for filing Exchange Act reports for the next 12 months will be approximately $2,500. We anticipate that we also should be able to consummate a business combination for approximately $2,500.  We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary to be loaned by our invested in us by our stockholders, management or other investors.

We are in the development stage and have not earned any revenues from operations to date.  These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to locating merger candidates.  Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, ultimately, achieve profitable operations.

We may consider a business which has recently commenced operations, in a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital.  In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

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

Results of Operations for the development stage, August 4, 2011 (date of inception) through December 31, 2011

KMRB ACQUISITION CORP. (The Company) was organized as of August 4, 2011.  Due to the limited operations and the date of inception of August 4, 2011, the results of operations for the year ended December 31, 2011are not comparable to a prior period.

Revenues

Total Revenue.  Total revenues for the development stage August 4, 2011 (date of inception) through December 31, 2011 were $-0-.

Operating Expenses

Total Operating Expenses.  Total operating expenses for the development stage August 4, 2011 (date of inception) through December 31, 2011 were $-0-.  Total operating expenses consisted of professional fees of $900.

Financial Condition

Total Assets.  Total assets at December 31, 2011 were $1,000.  Total assets consist of cash.

Total Liabilities.  Total liabilities at December 31, 2011 were $400.  Total liabilities consist of accounts payable of $400.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $900 for the year ended December 31, 2011.  The Company has an accumulated loss of $900 during the development stage, August 4, 2011 (date of inception) through December 31, 2011.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through the support of our majority shareholder.  At December 31, 2011 we had minimal assets and working capital of $600.  Our working capital is due to the results of operations. Our majority shareholders have provided the financial resources to fund our operations; however, there are no commitments for future funding.

Net cash used in operating activities for the development stage August 4, 2011 (date of inception) through December 31, 2011 was $500.    Net cash used in operating activities includes our net income (loss) and accounts payable.

Net cash provided by financing activities for the development stage August 4, 2011 (date of inception) through December 31, 2011 was $1,500.  Net cash provided by financing activities includes the proceeds from stock sales of $1,500.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing.  However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability.  Our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offering of our company’s securities after the completion of this offering.  We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933.  See “Note 2 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The registrant qualifies as a smaller reporting company, as defined by Rule 229.10(f)(1) and is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

The report of the independent registered public accounting firm and the financial statements listed on the accompanying index at page F-1 of this report are filed as part of this report and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We did not have any disagreements on accounting and financial disclosure with our accounting firm during the reporting period.

Item 9A. Controls and Procedures

(a)  Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with the U.S. generally accepted accounting principles.

As of December 31, 2011, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The management including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls will prevent all error and all fraud.  A control system no matter how well conceived and operated, can provide only reasonable not absolute assurance that the objectives of the control system are met.  Further, the design of control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any within the Company have been detected.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of this section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Change in internal controls

We have not made any significant changes to our internal controls subsequent to the Evaluation Date.  We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

Item 9B. Other Information

NONE

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The names and ages of our directors and executive officers are set forth below.  Our By Laws provide for not less than one and not more than fifteen directors.  All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Name	Age	Position
Brian K. Kistler	55	President, Secretary and Chairman of the Board of Directors (1)

(1)  Mr. Kistler will serve as a director until the next annual shareholder meeting.

Background of Executive Officers and Directors

Brian K. Kistler has served as our President/Chairman of the Board of Directors since the inception of the Company. Mr. Kistler has extensive work history in the financial services industry. He began working at the securities firm Edward Jones in 1987 and over five (5) years increased his assets under management to $45 million dollars. Mr. Kistler then joined Linsco/Private Ledger in 1992, an independent broker/dealer firm, where he worked as an independent contractor. In 1994 he was recruited by broker/dealer Hilliard Lyons to develop the northeast area of Indiana. During his time at Hilliard/Lyons, Mr. Kistler had assets under management of nearly $100 million dollars. In 1999 Mr. Kistler was hired by Raymond James & Associates to manage their recently acquired Fort Wayne, Indiana office. Subsequently, he became the manager of nine (9) Raymond James offices in Indiana. Mr. Kistler’s responsibilities included managing fifty-three employees with client assets under management in excess of one billion dollars. During his time as manager, the revenues and assets under management grew substantially as a direct result of Mr. Kistler’s ability to recruit, retain and train high quality financial advisors. Mr. Kistler retired from his position with Raymond James in December 2005 to focus on the development of Freedom Energy Holdings, Inc. Freedom Energy Holdings, Inc. is an ongoing operation. Freedom Energy Holdings, Inc.’s primary business focus is in the promotion of its proprietary technology, KC 9000®, both domestically and internationally.

Mr. Kistler is also the President of New Opportunity Business Solutions, Inc (NOBS), a business consulting company. Currently, NOBS only has two clients that require approximately 5 hours per month of Mr. Kistler time and attention and will not detract from his ability to oversee our company’s operations.

We believe that Mr. Kistler’s experience in the securities industry as well as the managerial skills he developed during such tenure provide ample qualification for Mr. Kistler to serve as an officer and director for our Company. As a result of his duties and responsibilities with Freedom Energy Holdings, Inc., Mr. Kistler intends to devote approximately 5 hours per week to the development of our business.

Legal Proceedings

To the best of our knowledge, except as set forth herein, none of the directors or director designees to our knowledge has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

Meetings and Committees of the Board of Directors

We do not have a nominating committee of the Board of Directors, or any committee performing similar functions.  Nominees for election as a director are selected by the Board of Directors.

We do not yet have an audit committee or an audit committee financial expert.  We expect to form such a committee composed of our non employee directors.  We may in the future attempt to add a qualified board member to serve as an audit committee financial expert in the future, subject to our ability to locate and compensate such a person.  Despite the lack of an audit committee, those members of the board of directors that would otherwise be on our audit committee will continue to analyze and investigate our actual and potential businesses prospects as members of our board of directors.  Furthermore, our entire board of directors is aware of the importance of the financial and accounting duel diligence that must be undertaken in furtherance of our business and they intend to conduct a comprehensive accounting financial analysis of the Company’s business.

Item 11. Executive Compensation

The following table sets forth information concerning the annual and long term compensation of our Chief Executive Officer, and the executive officers who served a the end of the fiscal year December 31, 2011, for services rendered in all capacities to us.  The listed individuals shall hereinafter be referred to as the “Named Executive Officers.”  Currently, we have no employment agreements with any of our Directors or Officers.  All of our directors are unpaid.  Compensation for the future will be determined when and if additional funding is obtained.

		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Other
				Annual	Restricted	Securities	LTIP	All Other
		Salary	Bonus	Compen-	Stock	Underlying	Payouts	Compen-
Name and principal position	Year	($)	($)	sation ($)	Awards ($)	Options/SARS	($)	sation ($)
Brian K. Kistler (1), President	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary and Chairman of the Board of Directors

(1) There is no employment contract with Mr. Kistler at this time.  Nor are there any agreements for compensation in the future.  A salary and stock option and/or warrants program may be developed in the future

Compensation Committee Interlocks and Insider Participation

Currently our Board of Directors consists of Mr. Brian K. Kistler.  We are not actively seeking additional board members at this time.  At present, the Board of Directors has not established any committees.

Director Compensation

There are currently no compensation arrangements in place for members of the board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2011, and our officers and directors, individually and as a group.  Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally includes voting or investment power with respect to securities.  In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees, if applicable.  Subject to community property laws, where applicable, the persons or entities named below have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Common Stock	Brian K. Kistler 8200 Seminole Blvd. Seminole, FL 33772	1,000,000	33.34%

Common Stock	Robin W. Hunt 8200 Seminole Blvd. Seminole, FL 33772	1,000,000	33.33%

Common Stock	Nancy Hunt 8200 Seminole Blvd. Seminole, FL 33772	1,000,000	33.33
Common Stock	All beneficial owners, Executive Officers and Directors as a Group (1)	3,000,000	100%

(1) The percentages are based on of 3,000,000 shares of common stock issued and outstanding as of the date of this report

(2) A total of 3,000,000 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d) (1).

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

We utilize the office space and equipment of our management at no cost.

On August 4, 2011, 1,000,000 shares were issued to Brian K. Kistler, our sole officer and director.

Except as set forth above, there have been no related party transactions, or any other transactions or relationships required to be disclosed.

Promoter

The company does not have any promoters other than our CEO, Brian K. Kistler.

Future Transactions

Future transactions with our officers, directors or greater than five percent stockholders will be on terms no less favorable to us than could be obtained from independent third parties, and all such transactions will be reviewed and subject to approval by our board of directors.

Director Independence

We have not:

•

Established our own definition for determining whether our director or nominees for directors are “independent” nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system, though our current directors would not be deemed to be “independent” under any applicable definition given that he is an officer of the company; nor,

•

Established any committees of the Board of Directors.

Given the nature of our company, its limited shareholder base and the current composition of management, the Board of Directors does not believe that we require any corporate governance committees at this time. The Board of Directors takes the position that management of a target business will establish:

•

Its own Board of Directors

•

Establish its own definition of “independent” as related to directors and nominees for directors,

•

Establish committees that will be suitable for its operations after the Company consummates a business combination

Item 14. Principal Accounting Fees and Services

2011
Audit fees	900
Audit related fees	---
Tax fees	---
All other fees	---

The Company does not currently have an audit committee.  The normal functions of the audit committee are handled by the board of directors.

PART IV

Item 15. Exhibits, Financial Statement Schedule

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

Sarbanes-Oxley Act of 2002

IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS.

Exhibit Key

3.1

Incorporated by reference herein to the Company’s Form 10

Registration Statement filed with the Securities and Exchange

Commission on September 13, 2011.

3.2

Incorporated by reference herein to the Company’s Form 10

Registration Statement filed with the Securities and Exchange

Commission on September 13, 2011.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMRB ACQUISTION CORP.

NAME	TITLE	DATE

/s/ Brian K. Kistler	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors	March 30, 2012
Brian K. Kistler

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

NONE

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:

KMRB Acquisition Corp.

I have audited the balance sheets of KMRB Acquisition Corp. (“The Company”) as of December 31, 2011 and the related statement of operations, changes in stockholder’s equity, and cash flows for the years then ended and the period August 4, 2011 (date of inception) through December 31, 2011. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement.  The Company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of the Company as of December 31, 2011 the results of its operations and its cash flows for the period August 4, 2011 (date of inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues from operation, has not emerged from the development stage, and is requiring traditional financing or equity funding to commence its operating plan.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty were also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor, Florida

March 6, 2012

KMRB ACQUISTION CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEET
December 31, 2011
Assets
Current assets:
Cash	$1,000
Total current assets	1,000
Total assets	$1,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$400
Total current liabilities	400
Total liabilities	400

Shareholders’ equity (Note 4)
Preferred stock, $0.001 par value; 750,000,000 shares authorized
no shares issued or outstanding	---
Common stock, $0.001 par value, 900,000,000 shares authorized;
3,000,000 shares issued and outstanding	3,000
Additional paid-in capital	(1,500)
(Accumulated deficit) retained earnings during development stage	(900)
Total shareholders’ equity (deficit)	600
Total liabilities and shareholders’ equity	$1,000

The accompanying notes are an integral part of these financial statements.

KMRB ACQUISTION CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF OPERATIONS

		For the period from August 4, 2011 (Inception) through December 31, 2011

REVENUE	$	---

OPERATING EXPENSES
Professional fees		900

Loss before income taxes		(900)

Income tax provision		---

Net loss		$(900)

Net loss per common share – basic and diluted		$(0.00)

Weighted average number of common shares outstanding – basic and diluted		3,000,000

The accompanying notes are an integral part of these financial statements.

KMRB ACQUISITION CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDERS' EQUITY For the Period from August 4, 2011 (Inception) through December 31, 2011

	Common Stock
	Shares		Amount		Additional Paid-in Capital		Accumulated Deficit		Total Stockholders’ Equity

August 4, 2011 (Inception)	---	$	---	$	---	$	---	$	---

Common Shares issued to founders, August 4, 2011 at $.0005 per share	3,000,000		3,000		(1,500)		---		1,500

Net loss							(900)		(900)

Balance, December 31, 2011	3,000,000		$3,000		$(1,500)		$(900)		$600

The accompanying notes are an integral part of these financial statements.

KMRB ACQUISITION CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CASH FLOWS

		For the period from August 4, 2011 (Inception) through December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss		$(900)

Adjustments to reconcile net loss to net cash used in operating activities:

Accounts payable		400

Net cash used in operating activities		(500)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Common stock		1,500

Net cash from financing activities		1,500

Change in cash during the period		1,000

Cash, beginning of the period		---

Cash, end of the period		$1,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$	---

Taxes paid	$	---

The accompanying notes are an integral part of these financial statements.

KMRB ACQUISITION CORP.

(A Development Stage Company)

December 31, 2011

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS

KMRB Acquisition Corp. (a development stage company) (“KMRB” or the “Company”) was incorporated in Florida on August 4, 2011, with an objective to acquire, or merge with, an operating business.   As of December 31, 2011, the Company had not yet commenced any operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined by section 810-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s exploration stage activities.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the year ended December 31, 2011, the Company has had no operations.  As of December 31, 2011, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to acquire an operating company and to achieve a level of profitability.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may not be sucessful in acquiring an operating Company or raise sufficient capital or secure funds for its operating plan purposes. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

ADVERTISING

Advertising costs are expensed as incurred.  No advertising costs have been incurred as of December 31, 2011.

USE OF ESTIMATES

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

CASH

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  There were no cash equivalents at December 31, 2011.

FAIR VALUE MEASUREMENTS

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, the carrying amounts approximate their fair value due to their short maturities.

KMRB ACQUISITION CORP.

(A Development Stage Company)

December 31, 2011

NOTES TO AUDITED FINANCIAL STATEMENTS

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under FASB ASC 740 “Income Taxes.”  Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share is calculated in accordance with FASB ASC 260, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share.  Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2011.  As of December 31, 2011, the Company had no dilutive potential common shares.

RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 3. INCOME TAXES

At December 31, 2011, the Company had a net operating loss carry–forward for Federal income tax purposes of $900 that may be offset against future taxable income through 2031  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of $306, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $306.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

NOTE 4. SHAREHOLDERS' EQUITY

COMMON STOCK

The Company has been authorized to issue 900,000,000 shares of common stock, $0.001 par value.  Each share of issued and outstanding common stock shall entitle the holder thereof to fully participate in all shareholder meetings, to cast one vote on each matter with respect to which shareholders have the right to vote, and to share ratably in all dividends and other distributions declared and paid with respect to common stock, as well as in the net assets of the corporation upon liquidation or dissolution.  On August 4, 2011, the Company issued 3,000,000 shares of common stock, at $.0005, for $1,500.

KMRB ACQUISITION CORP.

(A Development Stage Company)

December 31, 2011

NOTES TO AUDITED FINANCIAL STATEMENTS

PREFERRED STOCK

The Company has been authorized to issue 750,000,000 shares of $0.001 par value Preferred Stock.  The Board of Directors is expressly vested with the authority to divide any or all of the Preferred Stock into series and to fix and determine the relative rights and preferences of the shares of each series so established, within certain guidelines established in the Articles of Incorporation.  There have been no preferred shares issued.

NOTE 5. RELATED PARTY TRANSACTIONS

As described above, on August 4, 2011, the Company sold 3,000,000 shares of its common stock, $.001 par value, to its founders at $0.0005 per share for $1,500 in cash.

In support of the Company’s efforts and cash requirements, it is relying on advances from its shareholders and related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. As of December 31, 2011, there have been no advances from these related parties.

The sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

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

NOTE 6. COMMITMENTS AND CONTINGENCY

From time to time the Company may be a party to litigation matters involving claims against the Company.    Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 7. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 8. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date of the filing.  Management has determined that there are no subsequent events to disclose.