Form 10-K/A
period 2011-12-31
KMRB Acquisition Corp.
filed 2012-04-05
CIK 1529804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

NONE

Explanatory Note

The purpose of this Amendment No. 1 to the KMRB Acquisition Corp. Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 30, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

KMRB ACQUISTION CORP.

NAME	TITLE	DATE

/s/ Brian K. Kistler	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors	April 5, 2012
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