Form 10-Q
period 2012-03-31
KMRB Acquisition Corp.
filed 2012-05-14
CIK 1529804

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 000-54498

KMRB ACQUISITION CORP.

(Name of small business issuer in its charter)

Florida

(State or other jurisdiction of incorporation or organization)

45-2858005

(I.R.S. Employer Identification No.)

8200 Seminole Blvd., Seminole, FL  33772

 (Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code:  (727) 322-5111

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

Large accelerated filer (__)    Accelerated filer (__)     Non-accelerated filer (__)   Smaller reporting company (_x_)                                                 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (_X_) No (  ). The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of May 10, 2012 was 3,000,000.

TABLE OF CONTENTS

		Page
Part I. Financial Information

Item 1.	Financial Statements	3

	Balance Sheets for the periods ending March 31, 2012 (unaudited) and December 31, 2011 (audited).	3

	Statements of Operations for the three months ended March 31, 2012 and the period August 4, 2011 (date of inception) through March 31, 2012 (unaudited).	4

.	Statement of Change in Shareholders’ Equity for the period August 4, 2011 (date of inception) through March 31, 2012 (unaudited)	5

	Statements of Cash Flows for the three months ended March 31, 2012 and the period August 4, 2011 (date of inception) through March 31, 2012 (unaudited).	6

	Notes to Financial Statements (unaudited).	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures.	13

Part II. Other Information.

Item 1.	Legal Proceedings.	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Mine Safety Disclosure	13
Item 5.	Other Information.	14
Item 6.	Exhibits.	14

Signatures		15

Part I.  Financial Information

Item 1.  Financial Statements.

KMRB ACQUISTION CORP. (A Development Stage Company) BALANCE SHEETS
	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$1,000	$1,000
Total current assets	1,000	1,000
Total assets	$1,000	$1,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,300	$400
Total current liabilities	1,300	400
Total liabilities	1,300	400

Shareholders’ equity (Note 4)
Preferred stock, $0.001 par value; 750,000,000 shares authorized
no shares issued or outstanding	---	---
Common Stock, $0.001 par value, 900,000,000 shares authorized
3,000,000 shares issued and outstanding	3,000	3,000
Additional paid-in capital	(1,500)	(1,500)
(Accumulated deficit) retained earnings during development stage	(1,800)	(900)
Total shareholders’ equity (deficit)	(300)	600
Total liabilities and shareholders’ equity	$1,000	$1,000

The accompanying notes are an integral part of these financial statements.

KMRB ACQUISTION CORP. (A Development Stage Company) STATEMENTS OF OPERATION (Unaudited)
						August 4, 2011 (Inception)
		Three months ended				Through
		March 31,				March 31,
		2012		2011		2012

REVENUE	$	---	$	---	$	---

OPERATING EXPENSES
Professional fees		900		---		1,800

Loss before income taxes		900		---		1,800

Income tax provision		---		---		---

Net loss		$900	$	---		$1,800

Net loss per common share – basic and diluted		$0.00		$0.00

Weighted average number of common shares
Outstanding – basic and diluted		3,000,000		---

The accompanying notes are an integral part of these financial statements.

KMRB ACQUISITION CORP. (A Development Stage Company) STATEMENT OF CHANGE IN SHAREHOLDERS’ DEFICIT From inception (August 4, 2011) to March 31, 2012
							Deficit accumulated
					Additional		during the
	Common Stock				paid-in		development
	Shares		Par Value		Capital		stage		Total

Balance at August 4, 2011 (inception)	---	$	---	$	---	$	---	$	---

Common shares issued to founders
August 4, 2011 at $0.0005 per share	3,000,000		3,000		(1,500)		---		1,500

Net loss	---		---		---		(900)		(900)

Balance at December 31, 2011	3,000,000		$3,000		$(1,500)		$(900)		$600

Net loss	---		---		---		(900)		(900)

Balance at March 31, 2012	3,000,000		$3,000		$(1,500)		$(1,800)		$(300)

The accompanying notes are an integral part of these financial statements.

KMRB ACQUISITION CORP. (A Development Stage Company) STATEMENTS OF CASH FLOWS (unaudited)
						August 4, 2011
		Three months ended				(Inception)
		March 31,				Through
		2012		2011		2012
Cash flows from operating activities:
Net loss		$(900)	$	---		$(1,800)
Adjustments to reconcile net loss to net cash in operating activities:
Accounts payable		900		---		1,300

Net cash used in operating activities		---		---		(500)

Cash flows from financing activities:
Issuance of Common Stock		---		---		1,500

Net cash provided by financing activities		---		---		1,500

Net change in cash and cash equivalents		---		---		1,000

Cash and cash equivalents:
Beginning of period		1,000		---		---

End of period		$1,000	$	---		$1,000

Supplemental cash flow information and noncash financing activities:
Cash paid during the period for:
Income taxes	$	---	$	---	$	---
Interest	$	---	$	---	$	---

The accompanying notes are an integral part of these financial statements.

KMRB ACQUISITION CORP.

(A Development Stage Entity)

Notes to Financial Statements

For the period ending March 31, 2012

(Unaudited)

Note 1 – Nature of Operations

KMRB Acquisition Corp. (a development stage company) (“KMRB” or the “Company”) was incorporated in Florida on August 4, 2011, with an objective to acquire, or merge with, an operating business.   As of March 31, 2012, the Company had not yet commenced any operations.

Note 2 – Significant Accounting Policies

Basis of Presentation

“The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  At the balance sheet date, the Company has a stockholders’ deficiency and a deficit accumulated during the development stage.  Management plans to issue more shares of common stock in order to raise funds.

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.  In the opinion of management, these interim financial statements include all adjustments necessary in order to make them not misleading.

The Company has not earned any revenues from limited principal operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Financial Accounting Standards Board Statement No 7 (“SFAS 7”).  Among the disclosures required by SFAS 7 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity (deficit) and cash flows disclose activity since the date of the Company’s inception.

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

Going Concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period ended March 31, 2012, the Company has had no operations.  As of March 31, 2012, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to acquire an operating company and to achieve a level of profitability.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may not be sucessful in acquiring an operating Company or raise sufficient capital or secure funds for its operating plan purposes. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the period ending March 31, 2012

(Unaudited)

reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Unaudited interim financial statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10Q and Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.  There were no cash equivalents at March 31, 2012 or December 31, 2011.

Fair value measurements

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, the carrying amounts approximate their fair value due to their short maturities.

Deferred Income taxes

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of March 31, 2012.

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

For the period ending March 31, 2012

(Unaudited)

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Income Taxes

At March 31, 2012, the Company had a net operating loss carry–forward for Federal income tax purposes of $1,800 that may be offset against future taxable income through 2031  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of $612, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $612.

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of KMRB Acquisition Corp. for the period ended March 31, 2012 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis or Plan of Operation contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Results of Operations for the development stage, August 4, 2011 (date of inception) through March 31, 2012

KMRB ACQUISITION CORP. (The Company) was organized as of August 4, 2011.  Due to the limited operations and the date of inception of August 4, 2011, the results of operations for the period ended March 31, 2012 are not comparable to a prior period.

Revenues

Total Revenue.  Total revenues for the development stage August 4, 2011 (date of inception) through March 31, 2012 were $-0-.

Operating Expenses

Total Operating Expenses.  Total operating expenses for the development stage August 4, 2011 (date of inception) through March 31, 2012 were $1,800.  Total operating expenses consisted of professional fees of $1,800.

Financial Condition

Total Assets.  Total assets at March 31, 2012 were $1,000.  Total assets consist of cash.

Total Liabilities.  Total liabilities at March 31, 2012 were $1,300.  Total liabilities consist of accounts payable of $1,300.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $900 for the three months ended March 31, 2012.  The Company has an accumulated loss of $1,800 during the development stage, August 4, 2011 (date of inception) through March 31, 2012.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through the support of our majority shareholder.  At March 31, 2012 we had a working capital deficit of $300.  Our working capital deficit is due to the results of operations. Our majority shareholders have provided the financial resources to fund our operations; however, there are no commitments for future funding.

Net cash used in operating activities for the development stage August 4, 2011 (date of inception) through March 31, 2012 was $500.    Net cash used in operating activities includes our net income (loss) and accounts payable.

Net cash provided by financing activities for the development stage August 4, 2011 (date of inception) through March 31, 2012 was $1,500.  Net cash provided by financing activities includes the proceeds from stock sales of $1,500.

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

With respect to the period ending March 31, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2012, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b)

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending March 31, 2012, the Company did not issue any unregistered shares of its common stock.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

None

Item 5. Other Information.

None.

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

Date: May 10, 2012

By: /s/ Brian K. Kistler

Brian K. Kistler

Principal Executive Office, Principal Accounting Officer

Chief Financial Officer, Secretary,

Chairman of the Board of Directors