Form 10-Q/A
period 2012-06-30
KMRB Acquisition Corp.
filed 2012-09-13
CIK 1529804

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
(Amendment No. 1)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________ .

Commission file number 000-54498

KMRB ACQUISITION CORP.
(Name of small business issuer in its charter)

Florida
(State or other jurisdiction of incorporation or organization)

45-2858005
(I.R.S. Employer Identification No.)

8200 Seminole Blvd., Seminole, FL  33772
 (Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code:  (727) 322-5111

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐     Non-accelerated filer ☐   Smaller reporting company ☒       (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒.

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of August 3, 2012 was 3,000,000.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to KMRB Acquisition Corp's, Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits

Exhibit Number and Description			Location Reference

(a)	Financial Statements		Filed Herewith

(b)	Exhibits required by Item 601, Regulation S-K;

(3.0)	Articles of Incorporation

	(3.1)	Initial Articles of Incorporation filed with Form 10 Registration Statement on September 13, 2011.	See Exhibit Key

	(3.2)	Bylaws filed with Form 10 Registration Statement on September 13, 2011.	See Exhibit Key

(11.0)	Statement re: computation of per share Earnings.		Note 2 to Financial Stmts.

(31.1)	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

(31.2)	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(32.2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

101.INS **	XBRL Instance Document	Filed herewith

101.SCH **	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

Exhibit Key

3.1           Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on September 13, 2011.

3.2           Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on September 13, 2011.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMRB ACQUISITION CORP.

Date: September 13, 2012	By:	/s/ Brian K. Kistler
Brian K. Kistler Principal Executive Office, Principal Accounting Officer Chief Financial Officer, Secretary, Chairman of the Board of Directors