Form 10-Q
period 2012-09-30
KMRB Acquisition Corp.
filed 2012-11-13
CIK 1529804

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of November 9, 2012 was 3,000,000.

TABLE OF CONTENTS

		Page
Part I. Financial Information

Item 1.	Financial Statements	3

	Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011 (audited).	3

	Statements of Operations for the three and nine months ended September 30, 2012, September 30, 2011 and the period August 4, 2011 (date of inception) through September 30, 2012 (unaudited).	4

.	Statement of Change in Shareholders’ Equity for the period August 4, 2011 (date of inception) through September 30, 2012 (unaudited).	5

	Statements of Cash Flows for the three and nine months ended September 30, 2012 and the period August 4, 2011 (date of inception) through September 30, 2012 (unaudited).	6

	Notes to Financial Statements (unaudited).	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures.	13

Part II. Other Information.

Item 1.	Legal Proceedings.	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	14
Item 3.	Defaults Upon Senior Securities.	14
Item 4.	Mine Safety Disclosure.	14
Item 5.	Other Information.	14
Item 6.	Exhibits.	15

Signatures		16

Part I.  Financial Information
Item 1.  Financial Statements.

KMRB ACQUISTION CORP. (A Development Stage Company) BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$400	$1,000
Total current assets	400	1,000
Total assets	$400	$1,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,500	$400
Total current liabilities	1,500	400
Total liabilities	1,500	400

Shareholders’ equity (Note 4)
Preferred stock, $0.001 par value; 750,000,000 shares authorized
no shares issued or outstanding	---	---
Common Stock, $0.001 par value, 900,000,000 shares authorized
3,000,000 shares issued and outstanding	3,000	3,000
Additional paid-in capital	(1,500)	(1,500)
(Accumulated deficit) retained earnings during development stage	(2,600)	(900)
Total shareholders’ equity (deficit)	(1,100)	600
Total liabilities and shareholders’ equity	$400	$1,000

The accompanying notes are an integral part of these financial statements.

KMRB ACQUISTION CORP. (A Development Stage Company) STATEMENTS OF OPERATIONS (Unaudited)

									August 4, 2011
									(inception)
	Three months ended				Nine months ended				Through
	September 30,				September 30,				September 30,
	2012		2011		2012		2011		2012

REVENUE	$	---	$	---	$	---	$	---	$ ---

OPERATING EXPENSES
Professional fess		800		935		1,700		935	2,600

Loss before income taxes		800		935		1,700		935	2,600

Income tax provision		---		---		---		---	---

Net loss		$(800)		$(935)		$(1,700)		$(935)	$(2,600)

Net loss per common share – basic and diluted		$(0.00)		$(0.00)		$(0.00)		$(0.00)

Weighted average number of common shares
Outstanding – basic and diluted		3,000,000		3,000,000		3,000,000		3,000,000

The accompanying notes are an integral part of these financial statements.

KMRB ACQUISITION CORP. (A Development Stage Company) STATEMENT OF CHANGE IN SHAREHOLDERS’ DEFICIT From inception (August 4, 2011) to September 30, 2012

					Deficit accumulated
				Additional	during the
	Common Stock			paid-in	development
	Shares	Par Value		Capital	stage	Total

Balance at August 4, 2011 (inception)	---	$	---	$ ---	$ ---	$	---

Common shares issued to founders
August 4, 2011 at $0.0005 per share	3,000,000		3,000	(1,500)	---		1,500

Net loss (audited)	---		---	---	(900)		(900)

Balance at December 31, 2011	3,000,000		$3,000	$(1,500)	$(900)		$600

Net loss (unaudited)	---		---	---	(1,700)		(1,700)

Balance at September 30, 2012	3,000,000		$3,000	$(1,500)	$(2,600)		$(1,100)

The accompanying notes are an integral part of these financial statements.

KMRB ACQUISITION CORP. (A Development Stage Company) STATEMENTS OF CASH FLOWS (unaudited)

					August 4, 2011
	Nine months ended				(Inception)
	September 30,				Through
	2012		2011		2012
Cash flows from operating activities:
Net loss		$(1,700)		$(935)	$(2,600)
Adjustments to reconcile net loss to net cash in operating activities:
Accounts payable		1,100		900	1,500

Net cash used in operating activities		600		(35)	(1,100)

Cash flows from financing activities:
Issuance of Common Stock		---		1,500	1,500

Net cash provided by financing activities		---		1,500	1,500

Net change in cash and cash equivalents		---		1,465	1,000

Cash and cash equivalents:
Beginning of period		1,000		---	---

End of period		$400		$1,465	$400

Supplemental cash flow information and noncash financing activities:
Cash paid during the period for:
Income taxes	$	---	$	---	$ ---
Interest	$	---	$	---	$ ---

Non-cash transactions:	$	---	$	---	$ ---

The accompanying notes are an integral part of these financial statements.

KMRB ACQUISITION CORP.
(A Development Stage Entity)
Notes to Financial Statements
For the period ending September 30, 2012
(Unaudited)
Note 1 – Nature of Operations

KMRB Acquisition Corp. (a development stage company) (“KMRB” or the “Company”) was incorporated in Florida on August 4, 2011, with an objective to acquire, or merge with, an operating business.   As of September 30, 2012, the Company had not yet commenced any operations.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period ended September 30, 2012, the Company has had no operations.  As of September 30, 2012, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to acquire an operating company and to achieve a level of profitability.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may not be successful in acquiring an operating Company or raise sufficient capital or secure funds for its operating plan purposes. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

KMRB ACQUISITION CORP.
(A Development Stage Entity)
Notes to Financial Statements
For the period ending September 30, 2012
(Unaudited)

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

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.  There were no cash equivalents at September 30, 2012 or December 31, 2011.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of September 30, 2012.

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

KMRB ACQUISITION CORP.
(A Development Stage Entity)
Notes to Financial Statements
For the period ending September 30, 2012
(Unaudited)

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Income Taxes

At September 30, 2012, the Company had a net operating loss carry–forward for Federal income tax purposes of $2,600 that may be offset against future taxable income through 2031 No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of $884, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $884.

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of KMRB Acquisition Corp. for the period ended September 30, 2012 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis or Plan of Operation contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Results of Operations for the development stage, August 4, 2011 (date of inception) through September 30, 2012

KMRB ACQUISITION CORP. (The Company) was organized as of August 4, 2011.  Due to the limited operations and the date of inception of August 4, 2011, the results of operations for the period ended September 30, 2012 are not comparable to a prior period.

Revenues

Total Revenue.  Total revenues for the development stage August 4, 2011 (date of inception) through September 30, 2012 were $-0-.

Operating Expenses

Total Operating Expenses.  Total operating expenses for the development stage August 4, 2011 (date of inception) through September 30, 2012 were $2,600.  Total operating expenses consisted of professional fees of $2,600.

Financial Condition

Total Assets.  Total assets at September 30, 2012 were $400.  Total assets consist of cash.

Total Liabilities.  Total liabilities at September 30, 2012 were $1,500.  Total liabilities consist of accounts payable of $1,500.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $1,700 for the nine months ended September 30, 2012.  The Company has an accumulated loss of $2,600 during the development stage, August 4, 2011 (date of inception) through September 30, 2012.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through the support of our majority shareholder.  At September 30, 2012 we had a working capital deficit of $1,100.  Our working capital deficit is due to the results of operations. Our majority shareholders have provided the financial resources to fund our operations; however, there are no commitments for future funding.

Net cash used in operating activities for the development stage August 4, 2011 (date of inception) through September 30, 2012 was $1,100.  Net cash used in operating activities includes our net income (loss) and accounts payable.

Net cash provided by financing activities for the development stage August 4, 2011 (date of inception) through September 30, 2012 was $1,500.  Net cash provided by financing activities includes the proceeds from stock sales of $1,500.

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

With respect to the period ending September 30, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2012, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented here with are materially correct.

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

(b)           Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending September 30, 2012, the Company did not issue any unregistered shares of its common stock.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

None.

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

KMRB ACQUISITION CORP.

Date: November 13, 2012	By:	/s/ Brian K. Kistler
Brian K. Kistler
Principal Executive Office, Principal Accounting Officer
Chief Financial Officer, Secretary,
Chairman of the Board of Directors