Form 10-K
period 2012-12-31
KMRB Acquisition Corp.
filed 2013-04-05
CIK 1529804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission file number 000-54498

KMRB ACQUISTION CORP.
(Exact Name of Registrant as specified in its charter)

Florida	45-2858005
(State or jurisdiction of Incorporation or organization	(I.R.S Employer Identification No.)

8200 Seminole Blvd, Seminole, FL	33772
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 727-322-5111

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered under Section 12(g) of the Exchange Act

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☐ No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. ☐ Yes ☐ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act from their obligations under those Sections.

Persons who respond to the collection of information
Contained in this form are not required to respond
Unless the form displays a current valid OMB control number.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject tot such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the resistant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation s-K (§ 229.405 of this chapter is not contained herein and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “ “accelerated filer” “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court ☐ Yes ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of the issuer’s Common Stock, $.001 par value, as of April 5, 2013 was 3,000,000 shares

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
Fiscal Year Ended December 31, 2012

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of KMRB Acquisition Corp. for the year ended December 31, 2012 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Item 4. Mine Safety Disclosures

NOT APPLICABLE.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, that our Board of Directors may deem relevant.

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

Results of Operations for the development stage, August 4, 2011 (date of inception) through December 31, 2012

KMRB ACQUISITION CORP. (The Company) was organized as of August 4, 2011. Due to the limited operations and the date of inception of August 4, 2011, the results of operations for the year ended December 31, 2012 and December 31, 2011 are not comparable.

Operating Expenses

Total Operating Expenses. Total operating expenses for the development stage August 4, 2011 (date of inception) through December 31, 2012 were 3,583. Total operating expenses consisted of professional fees of $93,585. Operating expenses totaled $2,685 and $900 for the years ending December 31, 2012 and 2011, respectively.

Financial Condition

Total Assets. Total assets at December 31, 2012 and 2011 were $50 and $1,000, respectively. Total assets consist of cash.

Total Liabilities. Total liabilities at December 31, 2012 and 2011 were $2,135, and $400, respectively. Total liabilities at December 31, 2012 consist of accounts payable of $685 and notes payable to related parties of $1,450.

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $2,685 for the year ended December 31, 2012. The Company has an accumulated loss of $3,585 during the development stage, August 4, 2011 (date of inception) through December 31, 2012. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through the support of our majority shareholder. At December 31, 2012 we had minimal assets and working capital deficit of $2,085. Our working capital deficit is due to the results of operations. Our majority shareholders have provided the financial resources to fund our operations; however, there are no commitments for future funding.

Net cash used in operating activities for the development stage August 4, 2011 (date of inception) through December 31, 2012 was $2,900.  Net cash used in operating activities includes our net income (loss) and accounts payable.

Net cash provided by financing activities for the development stage August 4, 2011 (date of inception) through December 31, 2012 was $2,950. Net cash provided by financing activities includes the proceeds from stock sales of $1,500 and proceeds from notes payable related parties of $1,450.

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

We have no known demands or commitments and are not aware of any events or uncertainties that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2012 and 2011.

Off Balance Sheet Arrangements.

We currently have no off-balance sheet arrangements.

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows. On a regular basis, we review our accounting policies and how they are applied and disclosed in our financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 22, 2013, Peter Messineo, CPA declined to sit for re-election as the Company’s independent registered audit firm due to changes in his firm. On December 17, 2012, Peter Messineo joined the firm now known as DKM Certified Public Accountants.

The report of Peter Messineo, CPA as of and for the fiscal year ended December 31, 2011 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal year ended December 31, 2011 and through each subsequent period, there have been no disagreements with Peter Messineo, CPA on any matter of accounting principles or practices,  financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Peter Messineo, CPA would have caused them to make reference thereto in connection with their report on the financial statements for such years.

On January 11, 2013 The Company engaged DKM Certified Public Accountants as their independent registered accounting firm.

Item 9A. Controls and Procedures

(a) Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, who is the same individual, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with the U.S. generally accepted accounting principles.

As of December 31, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) management dominated by a single individual without adequate compensating controls; and (4) ineffective controls over period end financial disclosure and reporting processes.

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

Name	Age	Position

Brian K. Kistler	56	President, Secretary and Chairman of the Board of Directors (1)

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

Item 11. Executive Compensation

The following table sets forth information concerning the annual and long term compensation of our Chief Executive Officer, and the executive officers who served a the end of the fiscal year December 31, 2012, for services rendered in all capacities to us. The listed individuals shall hereinafter be referred to as the “Named Executive Officers.” Currently, we have no employment agreements with any of our Directors or Officers. All of our directors are unpaid. Compensation for the future will be determined when and if additional funding is obtained.

		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Other
				Annual	Restricted	Securities	LTIP	All Other
		Salary	Bonus	Compen-	Stock	Underlying	Payouts	Compen-
Name and principal position	Year	($)	($)	sation ($)	Awards ($)	Options/SARS	($)	sation ($)

Brian K. Kistler (1), President	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Brian K. Kistler (1), President	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary and Chairman of the Board of Directors
______________
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2012, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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
_____________
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

As of December 31, 2012, there has been $1,450 advanced from these related parties. The amounts are documented with demand notes that carries no repayment terms are non-interest bearing. Management will review these arrangements, in future period, to determine if terms are required to be formalized to reflect the economic relationship. The balance due to the related party at December 31, 2012 and December 31, 2011 was $1,450 and $-0-, respectively.

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

Given the nature of our company, its limited shareholder base and the current composition of management, the Board of Directors does not believe that we require any corporate governance committees at this time. The Board of Directors takes the position that management of a target business will establish:

•	Its own Board of Directors

•	Establish its own definition of “independent” as related to directors and nominees for directors,

•	Establish committees that will be suitable for its operations after the Company consummates a business combination

Item 14. Principal Accounting Fees and Services

	2012	2011

Audit fees	1,500	900
Audit related fees		---
Tax fees	---	---
All other fees	---	---

The Company does not currently have an audit committee. The normal functions of the audit committee are handled by the board of directors.

PART IV

Item 15. Exhibits, Financial Statement Schedule

Exhibit Number and Description				Location Reference

(a)	Financial Statements			Filed herewith

(b)	Exhibits required by Item 601, Regulation S-K;

	(3.0)	Articles of Incorporation

		(3.1)	Initial Articles of Incorporation filed with Form 10 Registration Statement on September 13, 2011.	See Exhibit Key

		(3.2)	Bylaws filed with Form 10 Registration Statement on September 13, 2011.	See Exhibit Key

	(11.0)	Statement re: computation of per share Earnings.		Note 2 to Financial Stmts.

	(23.1)	Consent of Independent Registered Public Accounting Firm		Filed herewith

	(31.1)	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

	(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(101.INS)	XBRL Instance Document			Filed herewith

(101.SCH)	XBRL Taxonomy Ext. Schema Document			Filed herewith

(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document			Filed herewith

(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document			Filed herewith

(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document			Filed herewith

(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document			Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on September 13, 2011.

3.2	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on September 13, 2011.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMRB ACQUISTION CORP.

April 5, 2013	By:	/s/ Brian K. Kistler
Brian K. Kistler
Principal Executive Officer,
Principal Accounting Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants
Which Have Not Registered Securities Pursuant to Section 12 of the Act

NONE

KMRB ACQUISITION CORP. (A Development Stage Entity) INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firms	F-2

Balance Sheets at December 31, 2012 (audited) and December 31, 2011 (audited)	F-4

Statements of Operations for the year ended December 31, 2012 (audited) and the period August 4, 2011 (date of inception) through December 31, 2012 (audited)	F-5

Statements of Changes in Shareholders’ Equity for the period August 4, 2011 (date of inception) through December 31, 2012 (audited)	F-6

Statements of Cash Flows for the year ended December 31, 2012 (audited) and the period August 4, 2011 (date of inception) through December 31, 2012 (audited)	F-7

Notes to Audited Financial Statements	F-8

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

/s/ Peter Messineo, CPA
Peter Messineo, CPA
Palm Harbor, Florida
March 6, 2012

2451 N McMullen Booth Rd Ste. 308 Clearwater, FL 33759-1352 Toll Free: (855) 334-0934 Main: (727) 444-1901 Cell: (727) 452-4803

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
KMRB Acquisition Corp.
Seminole, FL

We have audited the accompanying balance sheet of KMRB Acquisition Corp. as of December 31, 2012 and the related statements of operations, stockholders' equity and cash flows for the year then ended and the period August 4, 2011 (date of inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KMRB Acquisition Corp. as of December 31, 2012, and the results of its operations and its cash flows for the period August 4, 2011 (date of inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has recurring losses and negative cash flows from operating activities, and both a working capital deficit, and stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DKM Certified Public Accountants
Clearwater, Florida
April 1, 2013

KMRB ACQUISTION CORP. (A Development Stage Company) BALANCE SHEETS (Audited)

	December 31, 2012	December 31, 2011
Assets
Current assets
Cash	$50	$1,000
Total current assets	50	1,000
Total assets	$50	$1,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$685	$400
Notes payable, related party	1,450	---
Total current liabilities	2,135	400
Total liabilities	2,135	400
COMMITMENTS AND CONTINGENCIES (Note 8)

Shareholders’ equity (Note 4)
Preferred stock, $0.001 par value; 750,000,000 shares authorized
no shares issued or outstanding	---	---
Common Stock, $0.001 par value, 900,000,000 shares authorized
3,000,000 and 3,000,000 shares issued and outstanding	3,000	3,000
Additional paid-in capital	(1,500)	(1,500)
(Accumulated deficit) retained earnings during development stage	(3,585)	(900)
Total shareholders’ equity (deficit)	(2,085)	600
Total liabilities and shareholders’ equity	$50	$1,000

The accompanying notes are an integral part of these financial statements.

KMRB ACQUISTION CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTs OF OPERATIONS (Audited)

	For the Year Ended December 31, 2012		For the year Ended December 31, 2011		August 4, 2011 (Inception) Through December 31, 2012

REVENUE	$	---	$	---	$	---

OPERATING EXPENSES
Professional fees		2,685		900		3,585

Loss before income taxes		(2,685)		(900)		(3,585)

Income tax provision		---		---		---

Net loss		$(2,685)		$(900)		$(3,585)

Net loss per common share – basic and diluted		$(0.00)		$(0.00)

Weighted average number of common shares outstanding – basic and diluted		3,000,000		3,000,000

The accompanying notes are an integral part of these financial statements.

KMRB ACQUISITION CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF STOCKHOLDERS' EQUITY For the Period from August 4, 2011 (Inception) through December 31, 2012

	Common Stock			Additional	Accumulated	Total Stockholders’
	Shares	Amount		Paid-in Capital	Deficit	Equity

August 4, 2011 (Inception)	---	$	---	$ ---	$ ---	$ ---

Common Shares issued to founders, August 4, 2011 at $.0005 per share	3,000,000		3,000	(1,500)	---	1,500

Net loss	---		---	---	(900)	(900)

Balance, December 31, 2011	3,000,000		$3,000	$(1,500)	$(900)	$600

Net loss	---		---	---	(2,685)	(2,685)

Balance, December 31, 2012	3,000,000		$3,000	$(1,500)	$(3,585)	$(2,085)

The accompanying notes are an integral part of these financial statements.

KMRB ACQUISITION CORP. (A Development Stage Company) STATEMENTS OF CASH FLOWS

					August 4, 2011
	Year Ended		Year Ended		(Inception)
	December 31,		December 31		Through
	2012		2011		2012
Cash flows from operating activities:
Net loss		$(2,685)		$(900)	$(3,585)
Adjustments to reconcile net loss to net cash in operating activities:
Accounts payable		285		400	685

Net cash used in operating activities		(2,400)		(500)	(2,900)

Cash flows from financing activities:
Proceeds from notes payable, related parties		1,450		---	1,450
Issuance of Common Stock		---		1,500	1,500

Net cash provided by financing activities		1,450		1,500	2,950

Net change in cash and cash equivalents		(950)		1,000	50

Cash and cash equivalents:
Beginning of period		1,000		---	---

End of period		$50		$1,000	$50

Supplemental cash flow information and noncash financing activities:
Cash paid during the period for:
Income taxes	$	---	$	---	$ ---
Interest	$	---	$	---	$ ---

Non-cash transactions:	$	---	$	---	$ ---

The accompanying notes are an integral part of these financial statements.

KMRB ACQUISITION CORP.
(A Development Stage Company)
December 31, 2012

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS

KMRB Acquisition Corp. (a development stage company) (“KMRB” or the “Company”) was incorporated in Florida on August 4, 2011, with an objective to acquire, or merge with, an operating business. As of December 31, 2012, the Company had not yet commenced principal operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined by section FASB ASC 915, Development Stage Entities. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents at December 31, 2012 and 2011 were $50 and $1,000, respectively.

Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

KMRB ACQUISITION CORP.
(A Development Stage Company)
December 31, 2012

NOTES TO AUDITED FINANCIAL STATEMENTS

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

•
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under FASB ASC 740 “Income Taxes.”  Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of December 31, 2012 and 2011.

ADVERTISING

Advertising costs are expensed as incurred.  No advertising costs have been incurred as of December 31, 2012.

Share-based Expense

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees.  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense for the years ended December 31, 2012 and 2011 was $0.

KMRB ACQUISITION CORP.
(A Development Stage Company)
December 31, 2012

NOTES TO AUDITED FINANCIAL STATEMENTS

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2012.  As of December 31, 2012, the Company had no dilutive potential common shares.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the year ended December 31, 2012, the Company has had no operations.  As of December 31, 2012, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to acquire an operating company and to achieve a level of profitability.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may not be sucessful in acquiring an operating Company or raise sufficient capital or secure funds for its operating plan purposes. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4. INCOME TAXES

At December 31, 2012, the Company had a net operating loss carry–forward for Federal income tax purposes of $3,585 that may be offset against future taxable income through 2031  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of $1,219, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $1,219.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

KMRB ACQUISITION CORP.
(A Development Stage Company)
December 31, 2012

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 5. SHAREHOLDERS' EQUITY

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

NOTE 6. RELATED PARTY TRANSACTIONS

As described above, on August 4, 2011, the Company sold 3,000,000 shares of its common stock, $.001 par value, to its founders at $0.0005 per share for $1,500 in cash.

In support of the Company’s efforts and cash requirements, it is relying on advances from its shareholders and related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. As of December 31, 2012, there has been $1,450 advanced from these related parties. The amounts are documented with demand notes that carries no repayment terms are non-interest bearing. Management will review these arrangements, in future period, to determine if terms are required to be formalized to reflect the economic relationship. The balance due to the related party at December 31, 2012 and December 31, 2011 was $1,450 and $-0-, respectively.

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

KMRB ACQUISITION CORP.
(A Development Stage Company)
December 31, 2012

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 7 NOTES PAYABLE

Notes payable consisted of the following as of December 31, 2012:

December 31, 2012
Line of Credit from Brian Kistler, a related party. The loan carries a 0% APR. Payments can be made at any time. The line of credit does not have a maturity date.	$50

Line of Credit from Robin Hunt, a related party. Certain funds were loaned for expenses. The line of credit carries a 0% interest rate and payments can be made at any time.	1,350

Line of Credit from Nancy Hunt, a related party. Certain funds were loaned for expenses. The line of credit carries a 0% interest rate and payments can be made at any time.	50

Total notes payable	$1,450
Less Current Portion	(1,450)
Long-term Portion	0

NOTE 8. COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 9. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 10. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were issued. Management has determined that there are no subsequent events to disclose.