Form 10-Q
period 2013-03-31
KMRB Acquisition Corp.
filed 2013-05-07
CIK 1529804

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No  ☒. The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of April 30, 2013 was 3,000,000.

Part I.  Financial Information

Item 1.  Financial Statements.

KMRB ACQUISTION CORP.
(A Development Stage Company)

BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$50	$50
Total current assets	50	50
Total assets	$50	$50

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,685	$685
Notes payable, related party	1,450	1,450
Total current liabilities	3,135	2,135
Total liabilities	3,135	2,135
COMMITMENTS AND CONTINGENCIES (Note 8)

Shareholders’ equity (Note 5)
Preferred stock, $0.001 par value; 750,000,000 shares authorized
no shares issued or outstanding	---	---
Common Stock, $0.001 par value, 900,000,000 shares authorized
3,000,000 and 3,000,000 shares issued and outstanding	3,000	3,000
Additional paid-in capital	(1,500)	(1,500)
(Accumulated deficit) retained earnings during development stage	(4,585)	(3,585)
Total shareholders’ equity (deficit)	(3,085)	(2,085)
Total liabilities and shareholders’ equity	$50	$50

The accompanying notes are an integral part of these financial statements.

KMRB ACQUISTION CORP.
(A Development Stage Company)

STATEMENTS OF OPERATION
(Unaudited)

					August 4, 2011 (Inception)
	Three months ended				Through
	March 31,				March 31,
	2013		2012		2013

REVENUE	$	---	$	---	$ ---

OPERATING EXPENSES
Professional fees		1,000		900	4,585

Loss before income taxes		(1,000)		(900)	(4,585)

Income tax provision		---		---	---

Net loss		$(1,000)		$(900)	$(4,585)

Net loss per common share – basic and diluted		$(0.00)		$(0.00)

Weighted average number of common shares Outstanding – basic and diluted		3,000,000		3,000,000

The accompanying notes are an integral part of these financial statements.

KMRB ACQUISITION CORP.
(A Development Stage Company)

STATEMENT OF CHANGE IN SHAREHOLDERS’ DEFICIT
From inception (August 4, 2011) to March 31, 2013

					Deficit accumulated
				Additional	during the	Total
	Common Stock			paid-in	development	Stockholders’
	Shares	Par Value		Capital	stage	Equity

Balance at August 4, 2011 (inception)	---	$	---	$ ---	$ ---	$ ---

Common shares issued to founders August 4, 2011 at $0.0005 per share	3,000,000		3,000	(1,500)	---	1,500

Net loss	---		---	---	(900)	(900)

Balance at December 31, 2011	3,000,000		$3,000	$(1,500)	$(900)	$600

Net loss	---		---	---	(2,685)	(2,685)

Balance at December 31, 2012	3,000,000		$3,000	$(1,500)	$(3,585)	$(2,085)

Net loss	---		---	---	(1,000)	(1,000)

Balance at March 31, 2013	3,000,000		$3,000	$(1,500)	$(4,585)	$(3,085)

The accompanying notes are an integral part of these financial statements.

KMRB ACQUISITION CORP.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(unaudited)

					August 4, 2011 (Inception)
	Three months ended				Through
	March 31,				March 31,
	2013		2012		2012
Cash flows from operating activities:
Net loss		$(1,000)		$(900)	$(4,585)
Adjustments to reconcile net loss to net cash in operating activities:
Accounts payable		1,000		900	1,685

Net cash used in operating activities		---		---	(2,900)

Cash flows from financing activities:
Proceeds from notes payable, related parties		---		---	1,450
Issuance of Common Stock		---		---	1,500

Net cash provided by financing activities		---		---	2,950

Net change in cash and cash equivalents		---		---	50

Cash and cash equivalents:
Beginning of period		50		1,000	---
End of period		$50		$1,000	$50

Supplemental cash flow information and noncash financing activities:
Cash paid during the period for:
Income taxes	$	---	$	---	$ ---
Interest	$	---	$	---	$ ---

The accompanying notes are an integral part of these financial statements.

KMRB ACQUISITION CORP.
(A Development Stage Entity)
Notes to Financial Statements
For the period ending March 31, 2013
(Unaudited)

NOTE 1. NATURE OF BUSINESS

KMRB Acquisition Corp. (a development stage company) (“KMRB” or the “Company”) was incorporated in Florida on August 4, 2011, with an objective to acquire, or merge with, an operating business. As of March 31, 2013, the Company had not yet commenced principal operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2012 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results for the full fiscal year ending December 31, 2013.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents at March 31, 2013 and December 31, 2012 were $50 and $50, respectively.

FINANCIAL INSTRUMENTS

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

KMRB ACQUISITION CORP.
(A Development Stage Entity)
Notes to Financial Statements
For the period ending March 31, 2013
(Unaudited)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under FASB ASC 740 “Income Taxes.” Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of March 31, 2013 and December 31, 2012.

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

Share-based expense for the periods ended March 31, 2013 and 2012 were $0.

KMRB ACQUISITION CORP.
(A Development Stage Entity)
Notes to Financial Statements
For the period ending March 31, 2013
(Unaudited)

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at March 31, 2013. As of March 31, 2013, the Company had no dilutive potential common shares.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended March 31, 2013, the Company has had no operations. As of March 31, 2013, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to acquire an operating company and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may not be sucessful in acquiring an operating Company or raise sufficient capital or secure funds for its operating plan purposes. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4. INCOME TAXES

At March 31, 2013, the Company had a net operating loss carry–forward for Federal income tax purposes of $4,585 that may be offset against future taxable income through 2031. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of $1,219, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $1,559.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

KMRB ACQUISITION CORP.
(A Development Stage Entity)
Notes to Financial Statements
For the period ending March 31, 2013
(Unaudited)

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

In support of the Company’s efforts and cash requirements, it is relying on advances from its shareholders and related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. As of March 31, 2013, there has been $1,450 advanced from these related parties. The amounts are documented with demand notes that carries no repayment terms are non-interest bearing. Management will review these arrangements, in future period, to determine if terms are required to be formalized to reflect the economic relationship. The balance due to the related party at March 31, 2013 and December 31, 2012 was $1,450 and $1,450, respectively.

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

NOTE 7. NOTES PAYABLE – RELATED PARTY

Notes payable consisted of the following as of March 31, 2013:

KMRB ACQUISITION CORP.
(A Development Stage Entity)
Notes to Financial Statements
For the period ending March 31, 2013
(Unaudited)

March 31, 2013
Demand note from Brian Kistler, a related party. The loan carries a 0% APR and does not have a maturity date.	$50

Demand note from Robin Hunt, a related party. Certain funds were loaned for expenses. The note carries a 0% interest rate and does not have a maturity date.	1,350

Demand note from Nancy Hunt, a related party. Certain funds were loaned for expenses. The note carries a 0% interest rate and does not have a maturity date.	50

Total notes payable	$1,450
Less Current Portion	(1,450)
Long-term Portion	$0

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

Item 2. Management’s Discussion and Analysis or Plan of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of KMRB Acquisition Corp. for the period ended March 31, 2013 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis or Plan of Operation contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

We anticipate that our cost for filing Exchange Act reports for the next 12 months will be approximately $5,000. We anticipate that we also should be able to consummate a business combination for approximately $2,500. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary to be loaned by our invested in us by our stockholders, management or other investors.

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

Critical Accounting Policies

We prepare our condensed financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our condensed financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report on Form 10-K.

Results of Operations for three months ended March 31, 2013 and March 31, 2012

Revenues

Total Revenue. Total revenues for the three months ended March 31, 2013 were $-0-.

Operating Expenses

Total Operating Expenses. Total operating expenses for the three months ended March 31, 2013 were $1,000. Total operating expenses consisted of professional fees of $1,000. The change was due to fees to audit the financial statements.

Financial Condition

No material change in financial condition.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the three months ended March 31, 2013 and 2012 of $1,000 and $900, respectively. The Company has an accumulated loss of $4,585 during the development stage, August 4, 2011 (date of inception) through March 31, 2013. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently not able to meet our obligations as they come due. At March 31, 2013 we had a working capital deficit of $3,085. Our working capital deficit is due to the results of operations. Our majority shareholders have provided the financial resources to fund our operations; however, there are no commitments for future funding.

Net cash used in operating activities for the three months ended March 31, 2013 and 2012 was $-0- and $-0-, respectively. Net cash used in operating activities for the development stage August 4, 2011 (date of inception) through March 31, 2013 was $2,900. Net cash used in operating activities includes our net income (loss) and accounts payable.

Net cash provided by financing activities for the three months ended March 31, 2013 and 2012 was $-0- and $-0-, respectively. Net cash provided by financing activities for the development stage August 4, 2011 (date of inception) through March 31, 2013 was $2,950. Net cash provided by financing activities includes the proceeds from stock sales of $1,500 and proceeds from notes payable of $1,450.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. Our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offering of our company’s securities after the completion of this offering. We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933. See “Note 3 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

We have no known demands or commitments and are not aware of any events or uncertainties that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We are not aware of any trends or known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in material increases or decreases in liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of March 31, 2013 and December 31, 2012.

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

Item 4. Controls and Procedures.

(a) Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of March 31, 2013, have concluded that as of such date the Company’s disclosure controls and procedures were ineffective.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

For a full discussion of controls and procedures refer to Item 9A, Controls and Procedures, in our 2012 Annual Report on Form 10K.

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending March 31, 2013, the Company did not issue any unregistered shares of its common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number and Description			Location Reference

(a)	Financial Statements		Filed Herewith

(b)	Exhibits required by Item 601, Regulation S-K;

	(3.0)	Articles of Incorporation

	(3.1)	Initial Articles of Incorporation filed with Form 10 Registration Statement on September 13, 2011.	See Exhibit Key

	(3.2)	Bylaws filed with Form 10 Registration Statement on September 13, 2011.	See Exhibit Key

	(11.0)	Statement re: computation of per share Earnings.	Note 2 to Financial Stmts.

	(31.1)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

	(32.1)	Certification of Chief Executive Officer And Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(101.INS)	XBRL Instance Document	Filed herewith
(101.SCH)	XBRL Taxonomy Ext. Schema Document	Filed herewith
(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document	Filed herewith
(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document	Filed herewith
(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document	Filed herewith
(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document	Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10Registration Statement filed with the Securities and Exchange Commission on September 13, 2011.

3.2	Incorporated by reference herein to the Company’s Form 10Registration Statement filed with the Securities and Exchange Commission on September 13, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMRB ACQUISITION CORP.

Date: May 7, 2013	By:	/s/ Brian K. Kistler
Brian K. Kistler
Principal Executive Office, Principal Accounting Officer
Chief Financial Officer, Secretary, Chairman of the Board of Directors