Form 10-Q
period 2013-09-30
KMRB Acquisition Corp.
filed 2013-10-30
CIK 1529804

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐ No  ☒

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of October 21, 2013 was 3,000,000.

TABLE OF CONTENTS

		Page
Part I. Financial Information

Item 1.	Financial Statements	3

	Condensed Balance Sheets for the periods ending September 30, 2013 (unaudited) and December 31, 2012 (audited).	3
	Condensed Statements of Operations for the three and nine months ended September 30, 2013, September 30, 2012 and the period August 4, 2011 (date of inception) through September 30, 2013 (unaudited).	4
	Condensed Statements of Change in Shareholders’ Equity for the period August 4, 2011 (date of inception) through September 30, 2013 (unaudited)	5
	Condensed Statements of Cash Flows for the nine months ended September 30, 2013, September 30, 2012 and the period August 4, 2011 (date of inception) through September 30, 2013 (unaudited).	6
	Notes to Financial Statements (unaudited).	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures.	15

Part I.  Financial Information

Item 1.  Financial Statements.

KMRB ACQUISTION CORP.
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$50	$50
Total current assets	50	50
Total assets	$50	$50

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,492	$685
Notes payable, related party	1,450	1,450
Total current liabilities	5,942	2,135
Total liabilities	5,942	2,135
COMMITMENTS AND CONTINGENCIES (Note 8)

Shareholders’ equity (Note 5)
Preferred stock, $0.001 par value; 750,000,000 shares authorized
no shares issued or outstanding	---	---
Common Stock, $0.001 par value, 900,000,000 shares authorized
3,000,000 and 3,000,000 shares issued and outstanding	3,000	3,000
Additional paid-in capital	(1,500)	(1,500)
(Accumulated deficit) retained earnings during development stage	(7,392)	(3,585)
Total shareholders’ equity (deficit)	(5,892)	(2,085)
Total liabilities and shareholders’ equity	$50	$50

The accompanying notes are an integral part of these condensed financial statements.

KMRB ACQUISTION CORP. (A Development Stage Company) CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

									August 4, 2011 (inception)
	For the three months ended				For the nine months ended				Through
	September 30,				September 30,				September 30,
	2013		2012		2013		2012		2013

REVENUE	$	---	$	---	$	---	$	---	$ ---

OPERATING EXPENSES
Professional fess		1,702		800		3,807		1,700	$7,392

Loss before income taxes		1,702		800		3,807		1,700	7,392

Income tax provision		---		---		---		---	---

Net loss		$(1,702)		$(800)		$(3,807)		$(1,700)	$(7,392)

Net loss per common share – basic and diluted		$(0.00)		$(0.00)		$(0.00)		$(0.00)

Weighted average number of common shares Outstanding – basic and diluted		3,000,000		3,000,000		3,000,000		3,000,000

The accompanying notes are an integral part of these condensed financial statements.

KMRB ACQUISITION CORP. (A Development Stage Company) CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY From inception (August 4, 2011) to September 30, 2013

					Deficit accumulated
				Additional	during the	Total
	Common Stock			paid-in	development	Stockholders’
	Shares	Par Value		Capital	stage	Equity

Balance at August 4, 2011 (inception)	---	$	---	$ ---	$ ---	$ ---

Common shares issued to founders
August 4, 2011 at $0.0005 per share	3,000,000		3,000	(1,500)	---	1,500

Net loss	---		---	---	(900)	(900)

Balance at December 31, 2011	3,000,000		$3,000	$(1,500)	$(900)	$600

Net loss	---		---	---	(2,685)	(2,685)

Balance at December 31, 2012	3,000,000		$3,000	$(1,500)	$(3,585)	$(2,085)

Net loss	---		---	---	(3,807)	(3,807)

Balance at September 30, 2013	3,000,000		$3,000	$(1,500)	$(7,392)	$(5,892)

The accompanying notes are an integral part of these condensed financial statements.

KMRB ACQUISITION CORP. (A Development Stage Company) CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

					August 4, 2011 (Inception)
	Nine months ended				Through
	September 30,				September 30,
	2013		2012		2013
Cash flows from operating activities:
Net loss		$(3,807)		$(1,700)	$(7,392)
Adjustments to reconcile net loss to net cash in operating activities:
Accounts payable		3,807		1,700	4,492

Net cash used in operating activities		---		---	(2,900)

Cash flows from financing activities:
Proceeds from notes payable, related parties		---		---	1,450
Issuance of Common Stock		---		---	1,500

Net cash provided by financing activities		---		---	2,950

Net change in cash and cash equivalents		---		---	50

Cash and cash equivalents:
Beginning of period		50		1,000	---

End of period		$50		$1,000	$50

Supplemental cash flow information and noncash financing activities:
Cash paid during the period for:
Income taxes	$	---	$	---	$ ---
Interest	$	---	$	---	$ ---

The accompanying notes are an integral part of these condensed financial statements.

KMRB ACQUISITION CORP.
(A Development Stage Entity)
Notes to Financial Statements
For the period ending September 30, 2013
(Unaudited)

NOTE 1. NATURE OF BUSINESS

KMRB Acquisition Corp. (a development stage company) (“KMRB” or the “Company”) was incorporated in Florida on August 4, 2011, with an objective to acquire, or merge with, an operating business.   As of September 30, 2013, the Company had not yet commenced principal operations.

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

The results of operations for the nine month period ended September 30, 2013 are not necessarily indicative of the results for the full fiscal year ending December 31, 2013.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents at September 30, 2013 and December 31, 2012 were $50 and $50, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013. The respective carrying value of certain on-balance-sheet financial instrumentsapproximated their fair values due to the short-term nature of these instruments.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under FASB ASC 740 “Income Taxes.” Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of September 30, 2013 and December 31, 2012.

RELATED PARTIES

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.  Related party transactions for the periods ended September 30, 2013 and December 31, 2012 totaled $1,450 and consisted of advances payable.

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

Share-based expense for the periods ended September 30, 2013 and 2012 were $0.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at September 30, 2013.  As of September 30, 2013, the Company had no dilutive potential common shares.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended September 30, 2013, the Company has had no operations. As of September 30, 2013, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to acquire an operating company and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may not be sucessful in acquiring an operating Company or raise sufficient capital or secure funds for its operating plan purposes. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4. INCOME TAXES

At September 30, 2013, the Company had a net operating loss carry–forward for Federal income tax purposes of $7,392. Loss carry-forwards begin expiring in 2031.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of $2,513, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $2,513.

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

Advances and notes payable
In support of the Company’s efforts and cash requirements, it is relying on advances from its shareholders and related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. As of September 30, 2013, there has been $1,450 advanced from these related parties. The amounts are documented with demand notes that carries no repayment terms are non-interest bearing. Management will review these arrangements, in future period, to determine if terms are required to be formalized to reflect the economic relationship. The balance due to the related party at September 30, 2013 and December 31, 2012 was $1,450 and $1,450, respectively.

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

Notes payable consisted of the following as of September 30, 2013:

September 30, 2013
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

Item 2.  Management’s Discussion and Analysis or Plan of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of KMRB Acquisition Corp. for the period ended September 30, 2013 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis or Plan of Operation contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Results of Operations for three months ended September 30, 2013 and September 30, 2012

Revenues

Total Revenue.  Total revenues for the three months ended September 30, 2013 and 2012 were $-0- and $-0- respectively.

Operating Expenses

Total Operating Expenses. Total operating expenses for the three months ended September 30, 2013and 2012 were $1,702 and $800, respectively. Total operating expenses consisted of professional fees of $1,105. The change was due to the cost associated with audit and edgar fees.

Results of Operations for nine months ended September 30, 2013 and September 30, 2012

Revenues

Total Revenue.  Total revenues for the nine months ended September 30, 2013 and 2012 were $-0- and $-0- respectively.

Operating Expenses

Total Operating Expenses. Total operating expenses for the nine months ended September 30, 2013 and 2012 were $3,807 and $1,700, respectively. Total operating expenses for both years consisted of professional fees. The increase was due to increased costs associated with audit and edgar fees

Financial Condition

No material change in financial condition.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the nine months ended September 30, 2013 and 2012 of $3,807 and $1,700, respectively. The Company has an accumulated loss of $7,392 during the development stage, August 4, 2011 (date of inception) through September 30, 2013. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently not able to meet our obligations as they come due. At September 30, 2013 we had a working capital deficit of $5,892. Our working capital deficit is due to the results of operations. Our majority shareholders have provided the financial resources to fund our operations; however, there are no commitments for future funding.

Net cash used in operating activities for the nine months ended September 30, 2013 and 2012 was $-0- and $-0-, respectively.  Net cash used in operating activities for the development stage August 4, 2011 (date of inception) through September 30, 2013 was $2,900.  Net cash used in operating activities includes our net income (loss) and accounts payable.

Net cash provided by financing activities for the nine months ended September 30, 2013 and 2012 was $-0- and $-0-, respectively.  Net cash provided by financing activities for the development stage August 4, 2011 (date of inception) through September 30, 2013 was $2,950.  Net cash provided by financing activities includes the proceeds from stock sales of $1,500 and proceeds from notes payable of $1,450.

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

Capital Resources.

We had no material commitments for capital expenditures as of September 30, 2013 and December 31, 2012.

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

Item 4. Controls and Procedures.

(a)           Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of September 30, 2013, have concluded that as of such date the Company’s disclosure controls and procedures were ineffective.

(b)           Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

For a full discussion of controls and procedures refer to Item 9A, Controls and Procedures, in our 2012 Annual Report on Form 10K.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending September 30, 2013, the Company did not issue any unregistered shares of its common stock.

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

KMRB ACQUISITION CORP.

Date: October 29, 2013	By:	/s/ Brian K. Kistler
Brian K. Kistler Principal Executive Office, Principal Accounting Officer Chief Financial Officer, Secretary, Chairman of the Board of Directors