Form 10-K
period 2013-12-31
KMRB Acquisition Corp.
filed 2014-04-14
CIK 1529804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes   ☒ No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject tot such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the resistant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation s-K (§ 229.405 of this chapter is not contained herein and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “ “accelerated filer” “smaller reporting company” in Rule 12b-2 of the Exchange Act.  ☐

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes   ☐ No

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

The number of shares outstanding of the issuer’s Common Stock, $.001 par value, as of March 29, 2014 was 3,000,000 shares.

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
Fiscal Year Ended December 31, 2013

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of KMRB Acquisition Corp. for the year ended December 31, 2013 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

On December 31, 2013 there were 3 shareholders of record of our common stock.

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

During the next 12 months we anticipate incurring costs related to:

(i)         Filing of Exchange Act reports, and

(ii)        Consummating an acquisition

We anticipate that our cost for filing Exchange Act reports for the next 12 months will be approximately $5,000. We anticipate that we also should be able to consummate a business combination for approximately $5,000. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary to be loaned by our invested in us by our stockholders, management or other investors.

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

Results of Operations for the year ended December 31, 2013 and December 31, 2012 and for the development stage, August 4, 2011 (date of inception) through December 31, 2013

KMRB ACQUISITION CORP. (The Company) was organized as of August 4, 2011. Due to the limited operations and the date of inception of August 4, 2011, the results of operations for the year ended December 31, 2013 and December 31, 2012 are not comparable.

Operating Expenses

Total Operating Expenses. Total operating expenses for the development stage August 4, 2011 (date of inception) through December 31, 2013 were 8,401. Total operating expenses consisted of professional fees of $8,401. Operating expenses totaled $4,816 and $2,685 for the years ending December 31, 2013 and 2012, respectively.

Financial Condition

Total Assets. Total assets at December 31, 2013 and 2012 were $50 and $50, respectively. Total assets consist of cash.

Total Liabilities. Total liabilities at December 31, 2013 and 2012 were $6,951, and $2,135, respectively. Total liabilities at December 31, 2013 consist of accounts payable of $5,501 and notes payable to related parties of $1,450.

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $4,816 for the year ended December 31, 2013 and $2,685 for the year ended December 31, 2012. The Company has an accumulated loss of $8,401 during the development stage, August 4, 2011 (date of inception) through December 31, 2013. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through the support of our majority shareholder. At December 31, 2013 we had minimal assets and working capital deficit of $6,901. Our working capital deficit is due to the results of operations. Our majority shareholders have provided the financial resources to fund our operations; however, there are no commitments for future funding.

Net cash used in operating activities for the year ended December 31, 2013 and 2012 was $-0- and ($2,400), respectively. Net cash used in operating activities during the development stage August 4, 2011 (date of inception) through December 31, 2013 was $2,900. Net cash used in operating activities includes our net income (loss) and accounts payable.

Net cash provided by financing activities for the year ended December 31, 2013 and 2012 was $-0- and $1,450, respectively. Net cash provided by financing activities during the development stage August 4, 2011 (date of inception) through December 31, 2013 was $2,950. Net cash provided by financing activities includes the proceeds from stock sales of $1,500 and proceeds from notes payable related parties of $1,450.

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

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2013 and 2012.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 11, 2013, Peter Messineo, CPA (“PM”) declined to sit for re-election as the Company’s independent registered audit firm due to changes in his firm. Peter Messineo, CPA had merged into the firm now known as DKM Certified Public Accountants (“DKM”). On January 11, 2013 the Company engaged DKM as their independent registered accounting firm. In April 2013 the merger agreement of DKM was terminated and we then retained Messineo & Co., CPAs, LLC (“M&Co”), the successor of the PM registration, our original audit firm.

The report of DKM as of and for the fiscal year ended December 31, 2013 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal year ended December 31, 2013 and through each subsequent period, there have been no disagreements with DKM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of DKM would have caused them to make reference thereto in connection with their report on the financial statements for such years.

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

As of December 31, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Name	Age	Position
Brian K. Kistler	57	President, Secretary and Chairman of the Board of Directors (1)

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

Additionally, Mr. Kistler serves as the President of Success Holding Group Corp, USA (OTC Pinksheet SHGR) and Chief Executive Officer of Global Senior Enterprises, Inc. (OTC Pinksheet GSET) that require approximately 10 hours per month of Mr. Kistler time and attention and will not detract from his ability to oversee our company’s operations.

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

Item 11. Executive Compensation

The following table sets forth information concerning the annual and long term compensation of our Chief Executive Officer, and the executive officers who served a the end of the fiscal year December 31, 2013, for services rendered in all capacities to us. The listed individuals shall hereinafter be referred to as the “Named Executive Officers.” Currently, we have no employment agreements with any of our Directors or Officers. All of our directors are unpaid. Compensation for the future will be determined when and if additional funding is obtained.

Summary Compensation Table - Officers

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and principal position (1)	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive plan Compensation	Nonqualified Deferred compensation earnings	All other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Brian Kistler, President, CEO	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Brian Kistler, President, CEO	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Brian Kistler, President, CEO	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
____________
(1)
There is no employment contract with Mr. Kistler at this time. Nor are there any agreements for compensation in the future. A salary and stock option and/or warrants program may be developed in the future.

Director Compensation

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Brian Kistler	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2013, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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
__________
(1) The percentages are based on of 3,000,000 shares of common stock issued and outstanding as of the date of this report.

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

As of December 31, 2013, there has been $1,450 advanced from these related parties. The amounts are documented with demand notes that carries no repayment terms are non-interest bearing. Management will review these arrangements, in future period, to determine if terms are required to be formalized to reflect the economic relationship. The balance due to the related party at December 31, 2013 and December 31, 2012 was $1,450 and $1,450, respectively.

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

Given the nature of our company, its limited shareholder base and the current composition of management, the Board of Directors does not believe that we require any corporate governance committees at this time. The Board of Directors takes the position that management of a target business will establish:

•	Its own Board of Directors

•	Establish its own definition of “independent” as related to directors and nominees for directors,

•	Establish committees that will be suitable for its operations after the Company consummates a business combination

Item 14. Principal Accounting Fees and Services

	2013	2012
Audit fees	1,900	1,500
Audit related fees	---	---
Tax fees	---	---
All other fees	---	---

The Company does not currently have an audit committee. The normal functions of the audit committee are handled by the board of directors.

PART IV

Item 15. Exhibits, Financial Statement Schedule

Exhibit Number and Description			Location Reference

(a)	Financial Statements		Filed herewith

(b)	Exhibits required by Item 601, Regulation S-K;

(3.0)	Articles of Incorporation

	(3.1)	Initial Articles of Incorporation filed with Form 10 Registration Statement on September 13, 2011.	See Exhibit Key

	(3.2)	Bylaws filed with Form 10 Registration Statement on September 13, 2011.	See Exhibit Key

(11.0)	Statement re: computation of per share Earnings.		Note 2 to Financial Stmts.

(31.1)	Certificate of Chief Executive Officer And Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

(32.1)	Certification of Chief Executive Officer And Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(101.INS)	XBRL Taxonomy Ext. Schema Document**		Filed herewith

(101.SCH)	XBRL Instance Document**		Filed herewith

(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document**		Filed herewith

(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document**		Filed herewith

(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document**		Filed herewith

(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document**		Filed herewith

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

KMRB ACQUISTION CORP.

NAME	TITLE	DATE

/s/ Brian K. Kistler	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors	April 14, 2014
Brian K. Kistler

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants
Which Have Not Registered Securities Pursuant to Section 12 of the Act

NONE

KMRB ACQUISITION CORP.
(A Development Stage Entity)

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firms	F-2

Balance Sheets at December 31, 2013 (audited) and December 31, 2012 (audited)	F-4

Statements of Operations for the year ended December 31, 2013 (audited) and the period August 4, 2011 (date of inception) through December 31, 2013 (audited)	F-5

Statements of Changes in Shareholders’ Equity for the period August 4, 2011 (date of inception) through December 31, 2013 (audited)	F-6

Statements of Cash Flows for the year ended December 31, 2013 (audited) and the period August 4, 2011 (date of inception) through December 31, 2013 (audited)	F-7

Notes to Audited Financial Statements	F-8

Messineo & Co., CPAs LLC 2471 N McMullen Booth Road, Suite. 302 Clearwater, FL 33759-1362 T: (518) 530-1122 F: (727) 674-0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:
KMRB Acquisition Corp.

We have audited the accompanying balance sheet of KMRB Acquisition Corp. as of December 31, 2013 and the related statements of operations, stockholders' equity and cash flows for the year then ended and the period August 4, 2011 (date of inception) through December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KMRB Acquisition Corp. as of December 31, 2013, and the results of its operations and its cash flows for the period August 4, 2011 (date of inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

Messineo & Co., CPAs, LLC
Clearwater, Florida
April 14, 2014

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

DKM Certified Public Accountants
Clearwater, Florida
April 1, 2013

KMRB ACQUISTION CORP.
(A Development Stage Company)

BALANCE SHEETS
(Audited)

	December 31, 2013	December 31, 2012

Assets
Current assets
Cash	$50	$50
Total current assets	50	50
Total assets	$50	$50

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,501	$685
Notes payable, related party	1,450	1,450
Total current liabilities	6,951	2,135
Total liabilities	6,951	2,135
COMMITMENTS AND CONTINGENCIES (Note 8)

Shareholders’ equity (Note 4)
Preferred stock, $0.001 par value; 750,000,000 shares authorized
no shares issued or outstanding	---	---
Common Stock, $0.001 par value, 900,000,000 shares authorized
3,000,000 and 3,000,000 shares issued and outstanding	3,000	3,000
Additional paid-in capital	(1,500)	(1,500)
(Accumulated deficit) retained earnings during development stage	(8,401)	(3,585)
Total shareholders’ equity (deficit)	(6,901)	(2,085)
Total liabilities and shareholders’ equity	$50	$50

The accompanying notes are an integral part of these financial statements.

KMRB ACQUISTION CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
(Audited)

	For the Year Ended December 31, 2013		For the year Ended December 31, 2012		August 4, 2011 (Inception) Through December 31, 2013

REVENUE	$	---	$	---	$	---

OPERATING EXPENSES
Professional fees		4,816		2,685		8,401

Loss before income taxes		(4,816)		(2,685)		(8,401)

Income tax provision		---		---		---

Net loss		$(4,816)		$(2,685)		$(8,401)

Net loss per common share – basic and diluted		$(0.00)		$(0.00)

Weighted average number of common shares outstanding – basic and diluted		3,000,000		3,000,000

The accompanying notes are an integral part of these financial statements.

KMRB ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS' EQUITY
For the Period from August 4, 2011 (Inception) through December 31, 2013

	Common Stock			Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount		Capital	Deficit	Equity

August 4, 2011 (Inception)	---	$	---	$ ---	$ ---	$ ---

Common Shares issued to founders, August 4, 2011 at $.0005 per share	3,000,000		3,000	(1,500)	---	1,500

Net loss	---		---	---	(900)	(900)

Balance, December 31, 2011	3,000,000		$3,000	$(1,500)	$(900)	$600

Net loss	---		---	---	(2,685)	(2,685)

Balance, December 31, 2012	3,000,000		$3,000	$(1,500)	$(3,585)	$(2,085)

Net loss	---		---	---	(4,816)	(4,816)

Balance, December 31, 2013	3,000,000		$3,000	$(1,500)	$(8,401)	$(6,901)

The accompanying notes are an integral part of these financial statements.

KMRB ACQUISITION CORP.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

					August 4, 2011
	Year Ended		Year Ended		(Inception) Through
	December 31,		December 31,		December 31,
	2013		2012		2013
Cash flows from operating activities:
Net loss		$(4,816)		$(2,685)	$(8,401)
Adjustments to reconcile net loss to net cash in operating activities:
Accounts payable		4,816		285	5,501

Net cash used in operating activities		---		(2,400)	(2,900)

Cash flows from financing activities:
Proceeds from notes payable, related parties		---		1,450	1,450
Issuance of Common Stock		---		---	1,500

Net cash provided by financing activities		---		1,450	2,950

Net change in cash and cash equivalents		---		(950)	50

Cash and cash equivalents:
Beginning of period		50		1,000	---

End of period		$50		$50	$50

Supplemental cash flow information and noncash financing activities:
Cash paid during the period for:
Income taxes	$	---	$	---	$ ---
Interest	$	---	$	---	$ ---

Non-cash transactions:	$	---	$	---	$ ---

The accompanying notes are an integral part of these financial statements.

KMRB ACQUISITION CORP.
(A Development Stage Company)
December 31, 2013 and 2012

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS

KMRB Acquisition Corp. (a development stage company) (“KMRB” or the “Company”) was incorporated in Florida on August 4, 2011, with an objective to acquire, or merge with, an operating business. As of December 31, 2013, the Company had not yet commenced principal operations.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents at December 31, 2013 and 2012 were $50 and $50, respectively.

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

FINANCIAL INSTRUMENTS

The Company’s balance sheet includes certain financial instruments, including cash, accounts payable and notes payable. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

KMRB ACQUISITION CORP.
(A Development Stage Company)
December 31, 2013 and 2012

NOTES TO AUDITED FINANCIAL STATEMENTS

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under FASB ASC 740 “Income Taxes.” Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of December 31, 2013 and 2012.

ADVERTISING

Advertising costs are expensed as incurred. No advertising costs have been incurred as of December 31, 2013.

RELATED PARTIES

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Related party transactions for the periods ended December 31, 2013 and December 31, 2012 totaled $1,450 and consisted of advances payable.

KMRB ACQUISITION CORP.
(A Development Stage Company)
December 31, 2013 and 2012

NOTES TO AUDITED FINANCIAL STATEMENTS

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

Share-based expense for the years ended December 31, 2013 and 2012 was $0.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2013. As of December 31, 2013, the Company had no dilutive potential common shares.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2013, the Company has had no operations. As of December 31, 2013, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to acquire an operating company and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may not be sucessful in acquiring an operating Company or raise sufficient capital or secure funds for its operating plan purposes. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

KMRB ACQUISITION CORP.
(A Development Stage Company)
December 31, 2013 and 2012

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 4. INCOME TAXES

At December 31, 2013, the Company had a net operating loss carry–forward for Federal income tax purposes of $8,401 that may be offset against future taxable income through 2033 No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of $2,856, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $2,856.

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

In support of the Company’s efforts and cash requirements, it is relying on advances from its shareholders and related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. As of December 31, 2013, there has been $1,450 advanced from these related parties. The amounts are not documented by formalized demand notes and currently carries no repayment terms and are non-interest bearing. Management will review these arrangements, in future period, to determine if terms are required to be formalized to reflect the economic relationship. The balance due to the related party at December 31, 2013 and December 31, 2012 was $1,450 and $1,450, respectively.

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
December 31, 2013 and 2012

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 7. NOTES PAYABLE – RELATED PARTY

Notes payable consisted of the following as of December 31, 2013:

December 31, 2013
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

NOTE 9. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date of the financial statements were issued, considered to be the date of filing with the Securities and Exchange Commission. Management has determined that there are no subsequent events to disclose.