Form 10-Q
period 2014-06-30
KMRB Acquisition Corp.
filed 2014-08-12
CIK 1529804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of August 11, 2014 was 3,000,000.

Part I. Financial Information.

Item 1. Financial Statements.

KMRB ACQUISTION CORP. CONDENSED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$20	$50
Total current assets	20	50
TOTAL ASSETS	$20	$50

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,022	$5,501
Notes payable, related party	5,342	1,450
Total current liabilities	9,364	6,951
Total liabilities	9,364	6,951
COMMITMENTS AND CONTINGENCIES (Note 8)

Stockholders’ Deficit
Preferred stock, $0.001 par value; 750,000,000 shares authorized no shares issued or outstanding	---	---
Common Stock, $0.001 par value, 900,000,000 shares authorized 3,000,000 and 3,000,000 shares issued and outstanding	3,000	3,000
Additional paid-in capital	(1,500)	(1,500)
Accumulated deficit during development stage	(10,844)	(8,401)
Total stockholders’ Deficit	(9,344)	(6,901)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$20	$50

See notes to unaudited condensed financial statements.

KMRB ACQUISTION CORP. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended				Six months ended
	June 30,				June 30,
	2014		2013		2014		2013

REVENUE	$	---	$	---	$	---	$	---

OPERATING EXPENSES
Professional fees		1,813		1,105		2,413		2,105
Selling, general and administrative expenses		15		---		30		---
Total operating expenses		1,828		1,105		2,443		2,105

Net loss from operations		(1,828)		(1,105)		(2,443)		(2,105)

Income taxes		---		---		---		---

Net loss		$(1,828)		$(1,105)		$(2,443)		$(2,105)

Basic and diluted loss per share		$(0.00)		$(0.00)		$(0.00)		$(0.00)

Weighted average number of shares outstanding		3,000,000		3,000,000		3,000,000		3,000,000

See notes to unaudited condensed financial statements.

KMRB ACQUISITION CORP. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended
	June 30,
	2014		2013
Cash flows from operating activities:
Net loss		$(2,443)		$(2,105)
Adjustments to reconcile net loss to net cash in operating activities:
Accounts payable		(1,479)		2,105

Net cash used in operating activities		(3,922)		---

Cash flows from financing activities:
Proceeds from notes payable, related parties		3,892		---
Issuance of Common Stock		---		---

Net cash provided by financing activities		3,892		---

Net change in cash and cash equivalents		(30)		---

Cash and cash equivalents:
Beginning of period		50		50

End of period		$20		$50

Supplemental cash flow information and noncash financing activities:
Cash paid during the period for:
Income taxes	$	---	$	---
Interest	$	---	$	---

See notes to unaudited condensed financial statements.

KMRB ACQUISITION CORP.
Notes to Financial Statements
For the period ending June 30, 2014
(Unaudited)

NOTE 1. NATURE OF BUSINESS

KMRB Acquisition Corp. (“KMRB” or the “Company”) was incorporated in Florida on August 4, 2011, with an objective to acquire, or merge with, an operating business. As of June 30, 2014, the Company had not yet commenced principal operations.

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

The results of operations for the six month period ended June 30, 2014 are not necessarily indicative of the results for the full fiscal year ending December 31, 2014.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents at June 30, 2014 and December 31, 2013 were $20 and $50, respectively.

FINANCIAL INSTRUMENTS

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

KMRB ACQUISITION CORP.
Notes to Financial Statements
For the period ending June 30, 2014
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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under FASB ASC 740 “Income Taxes.” Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of June 30, 2014 and December 31, 2013.

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

Share-based expense for the periods ended June 30, 2014 and 2013 were $0.

KMRB ACQUISITION CORP.
Notes to Financial Statements
For the period ending June 30, 2014
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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at June 30, 2014. As of June 30, 2014, the Company had no dilutive potential common shares.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company has adopted this standard.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended June 30, 2014, the Company has had no operations. As of June 30, 2014, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to acquire an operating company and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may not be sucessful in acquiring an operating Company or raise sufficient capital or secure funds for its operating plan purposes. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

KMRB ACQUISITION CORP.
Notes to Financial Statements
For the period ending June 30, 2014
(Unaudited)

NOTE 4. INCOME TAXES

At June 30, 2014, the Company had a net operating loss carry–forward for Federal income tax purposes of $10,844 that may be offset against future taxable income through 2033. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of $3,687, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $3,687.

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

KMRB ACQUISITION CORP.
Notes to Financial Statements
For the period ending June 30, 2014
(Unaudited)

NOTE 6. RELATED PARTY TRANSACTIONS

As described above, on August 4, 2011, the Company sold 3,000,000 shares of its common stock, $.001 par value, to its founders at $0.0005 per share for $1,500 in cash.

In support of the Company’s efforts and cash requirements, it is relying on advances from its shareholders and related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. As of June 30, 2014, there has been $5,342 advanced from these related parties. The amounts are documented with demand notes that carries no repayment terms are non-interest bearing. Management will review these arrangements, in future period, to determine if terms are required to be formalized to reflect the economic relationship. The balance due to the related party at June 30, 2014 and December 31, 2013 was $5,342 and $1,450, respectively.

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

NOTE 7. NOTES PAYABLE – RELATED PARTY

Notes payable consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Demand note from Brian Kistler, a related party. The loan carries a 0% APR and does not have a maturity date.	$1,050	$50

Demand note from Robin Hunt, a related party. Certain funds were loaned for expenses. The note carries a 0% interest rate and does not have a maturity date.	4,242	1,350

Demand note from Nancy Hunt, a related party. Certain funds were loaned for expenses. The note carries a 0% interest rate and does not have a maturity date.	50	50

Total notes payable	$5,342	$1,450
Less Current Portion	(5,342)	(1,450)
Long-term Portion	$0	$0

KMRB ACQUISITION CORP.
Notes to Financial Statements
For the period ending June 30, 2014
(Unaudited)

NOTE 8. COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 9. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were issued, considered to be the date of filing with the Securities and Exchange Commission. Management has determined that there are no subsequent events to disclose.

Item 2. Management’s Discussion and Analysis or Plan of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of KMRB Acquisition Corp. for the period ended June 30, 2014 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis or Plan of Operation contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report on Form 10-K.

Results of Operations for three months ended June 30, 2014 and June 30, 2013

Revenues

Total Revenue. Total revenues for the three months ended June 30, 2014 and 2013 were $-0- and $-0-, respectively.

Operating Expenses

Total Operating Expenses. Total operating expenses for the three months ended June 30, 2014 and 2013 were $1,828 and $1,105, respectively. Total operating expenses consisted of professional fees of $1,813 and $1,105, respectively and selling, general and administrative fees of $15 and $-0-, respectively.

Financial Condition

No material change in financial condition.

Results of Operations for six months ended June 30, 2014 and June 30, 2013

Revenues

Total Revenue. Total revenues for the six months ended June 30, 2014 and 2013 were $-0- and $-0-, respectively.

Operating Expenses

Total Operating Expenses. Total operating expenses for the six months ended June 30, 2014 and 2013 were $2,443 and $2,105, respectively. Total operating expenses consisted of professional fees of $2,413 and $2,105, respectively and selling, general and administrative fees of $30 and $-0-, respectively.

Financial Condition

No material change in financial condition.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the six months ended June 30, 2014 and 2013 of $2,443 and $2,105, respectively. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently not able to meet our obligations as they come due. At June 30, 2014 we had a working capital deficit of $9,344. Our working capital deficit is due to the results of operations. Our majority shareholders have provided the financial resources to fund our operations; however, there are no commitments for future funding.

Net cash used in operating activities for the six months ended June 30, 2014 and 2013 was ($3,922) and $-0-, respectively. Net cash used in operating activities includes our net income (loss) and accounts payable.

Net cash provided by financing activities for the six months ended June 30, 2014 and 2013 was $3,892 and $-0-, respectively. Net cash provided by financing activities includes the proceeds from notes payable of $3,892 and $-0-, respectively.

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

Capital Resources.

We had no material commitments for capital expenditures as of June 30, 2014.

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

With respect to the period ending June 30, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2014, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

For a full discussion of controls and procedures refer to Item 9A, Controls and Procedures, in our 2013 Annual Report on Form 10K.

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending June 30, 2014, the Company did not issue any unregistered shares of its common stock.

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

KMRB ACQUISITION CORP.

Date: August 11, 2014	By:	/s/ Brian K. Kistler
Brian K. Kistler
Principal Executive Office, Principal Accounting Officer Chief Financial Officer, Secretary, Chairman of the Board of Directors