Form 10-Q
period 2014-09-30
KMRB Acquisition Corp.
filed 2014-11-19
CIK 1529804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (__) No ( x ). The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of November 14, 2014 was 3,000,000.

TABLE OF CONTENTS

Part I.  Financial Information

Item 1.  Financial Statements.

KMRB ACQUISTION CORP. CONDENSED BALANCE SHEETS
	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$5	$50
Total current assets	5	50
TOTAL ASSETS	$5	$50

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,056	$5,501
Notes payable, related party	5,342	1,450
Total current liabilities	11,398	6,951
Total liabilities	11,398	6,951
COMMITMENTS AND CONTINGENCIES (Note 8)

Stockholders’ Deficit
Preferred stock, $0.001 par value; 750,000,000 shares authorized
no shares issued or outstanding	---	---
Common Stock, $0.001 par value, 900,000,000 shares authorized
3,000,000 and 3,000,000 shares issued and outstanding	3,000	3,000
Additional paid-in capital	(1,500)	(1,500)
Accumulated deficit	(12,893)	(8,401)
Total stockholders’ Deficit	(11,393)	(6,901)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5	$50

See notes to unaudited condensed financial statements.

KMRB ACQUISTION CORP. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

		Three months ended				Nine months ended
		September 30,				September 30,
		2014		2013		2014		2013

REVENUE	$	---	$	---	$	---	$	---

OPERATING EXPENSES
Professional fees		2,034		1,702		4,447		3,807
Selling, general and administrative expenses		15		---		45		---
Total operating expenses		2,049		1,702		4,492		3,807

Net loss from operations		(2,049)		(1,702)		(4,492)		(3,807)

Income taxes		---		---		---		---

Net loss		$(2,049)		$(1,702)		$(4,492)		$(3,807)

Basic and diluted loss per share		$(0.00)		$(0.00)		$(0.00)		$(0.00)

Weighted average number of
shares outstanding		3,000,000		3,000,000		3,000,000		3,000,000

See notes to unaudited condensed financial statements.

KMRB ACQUISITION CORP. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

		Nine months ended
		September 30,
		2014		2013
Cash flows from operating activities:
Net loss		$(4,492)		$(3,807)
Adjustments to reconcile net loss to net cash in operating activities:
Accounts payable		555		3,807

Net cash used in operating activities		(3,937)		---

Cash flows from financing activities:
Proceeds from notes payable, related parties		3,892		---
Issuance of Common Stock		---		---

Net cash provided by financing activities		3,892		---

Net change in cash and cash equivalents		(45)		---

Cash and cash equivalents:
Beginning of period		50		50

End of period		$5		$50

Supplemental cash flow information and noncash financing activities:
Cash paid during the period for:
Income taxes	$	---	$	---
Interest	$	---	$	---

See notes to unaudited condensed financial statements.

KMRB ACQUISITION CORP.

Notes to Financial Statements

For the period ending September 30, 2014

(Unaudited)

NOTE 1. NATURE OF BUSINESS

KMRB Acquisition Corp. (“KMRB” or the “Company”) was incorporated in Florida on August 4, 2011, with an objective to acquire, or merge with, an operating business.   As of September 30, 2014, the Company had not yet commenced principal operations.

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

The results of operations for the nine month period ended September 30, 2014 are not necessarily indicative of the results for the full fiscal year ending December 31, 2014.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents at September 30, 2014 and December 31, 2013 were $5 and $50, respectively.

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

KMRB ACQUISITION CORP.

Notes to Financial Statements

For the period ending September 30, 2014

(Unaudited)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under FASB ASC 740 “Income Taxes.”  Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of September 30, 2014 and December 31, 2013.

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

Share-based expense for the periods ended September 30, 2014 and 2013 were $0.

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

KMRB ACQUISITION CORP.

Notes to Financial Statements

For the period ending September 30, 2014

(Unaudited)

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at September 30, 2014.  As of September 30, 2014, the Company had no dilutive potential common shares.

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

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.    Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period ended September 30, 2014, the Company has had no operations.  As of September 30, 2014, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to acquire an operating company and to achieve a level of profitability.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may not be sucessful in acquiring an operating Company or raise sufficient capital or secure funds for its operating plan purposes. The financial statements of the Company do not

KMRB ACQUISITION CORP.

Notes to Financial Statements

For the period ending September 30, 2014

(Unaudited)

include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4. INCOME TAXES

At September 30, 2014, the Company had a net operating loss carry–forward for Federal income tax purposes of $12,893 that may be offset against future taxable income through 2033.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of $4,384, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $4,384.

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

In support of the Company’s efforts and cash requirements, it is relying on advances from its shareholders and related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. As of September 30, 2014, there has been $5,342 advanced from these related parties. The amounts are documented with demand notes that carries no repayment terms are non-interest bearing.  Management will review these arrangements, in future period, to determine if terms are required to be formalized to reflect the economic relationship.  The balance due to the related party at September 30, 2014 and December 31, 2013 was $5,342 and $1,450, respectively.

KMRB ACQUISITION CORP.

Notes to Financial Statements

For the period ending September 30, 2014

(Unaudited)

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

NOTE 7.  NOTES PAYABLE – RELATED PARTY

Notes payable consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Demand note from Brian Kistler, a related party. The loan carries a 0% APR and does not have a maturity date.	$1,050	$50

Demand note from Robin Hunt, a related party. Certain funds were loaned for expenses. The note carries a 0% interest rate and does not have a maturity date.	4,242	1,350

Demand note from Nancy Hunt, a related party. Certain funds were loaned for expenses. The note carries a 0% interest rate and does not have a maturity date.	50	50

Total notes payable	$5,342	$1,450
Less Current Portion	(5,342)	(1,450)
Long-term Portion	$0	$0

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

Item 2.  Management’s Discussion and Analysis or Plan of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of KMRB Acquisition Corp. for the period ended September 30, 2014 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis or Plan of Operation contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013Annual Report on Form 10-K

Results of Operations for three months ended September 30, 2014 and September 30, 2013

Revenues

Total Revenue.  Total revenues for the three months ended September 30, 2014 and 2013 were $-0- and $-0-, respectively.

Operating Expenses

Total Operating Expenses.  Total operating expenses for the three months ended September 30, 2014 and 2013 were $2,049 and $1,702, respectively.  Total operating expenses consisted of professional fees of $2,034 and $1,702, respectively and selling, general and administrative fees of $15 and $-0-, respectively.

Financial Condition

No material change in financial condition.

Results of Operations for nine months ended September 30, 2014 and September 30, 2013

Revenues

Total Revenue.  Total revenues for the nine months ended September 30, 2014 and 2013 were $-0- and $-0-, respectively.

Operating Expenses

Total Operating Expenses.  Total operating expenses for the nine months ended September 30, 2014 and 2013 were $4,492 and $3,807, respectively.  Total operating expenses consisted of professional fees of $4,447 and $3,807, respectively and selling, general and administrative fees of $45 and $-0-, respectively.

Financial Condition

No material change in financial condition.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the nine months ended September 30, 2014 and 2013 of $4,492 and $3,807, respectively.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently not able to meet our obligations as they come due.  At September 30, 2014 we had a working capital deficit of $11,393.  Our working capital deficit is due to the results of operations. Our majority shareholders have provided the financial resources to fund our operations; however, there are no commitments for future funding.

Net cash used in operating activities for the nine months ended September 30, 2014 and 2013 was ($3,937) and $-0-, respectively.  Net cash used in operating activities includes our net income (loss) and accounts payable.

Net cash provided by financing activities for the nine months ended September 30, 2014 and 2013 was $3,892 and $-0-, respectively.  Net cash provided by financing activities includes the proceeds from notes payable of $3,892 and $-0-, respectively.

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

Capital Resources.

We had no material commitments for capital expenditures as of September 30, 2014.

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

With respect to the period ending September 30, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2014, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b)

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

For a full discussion of controls and procedures refer to Item 9A, Controls and Procedures, in our 2013 Annual Report on Form 10K.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending September 30, 2014, the Company did not issue any unregistered shares of its common stock.

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

Date: November 18, 2014

By: /s/ Brian K. Kistler

Brian K. Kistler

Principal Executive Office, Principal Accounting Officer

Chief Financial Officer, Secretary,

Chairman of the Board of Directors