Form 10-K
period 2014-12-31
KMRB Acquisition Corp.
filed 2015-05-20
CIK 1529804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.     (_) Yes (X) No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.

(_) Yes (X) No

.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     (X) Yes (_) No

Indicate by check mark whether the resistant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   (_) Yes (X) No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation s-K (§ 229.405 of this chapter is not contained herein and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  (_) Yes  (X)  No

(_)

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

The number of shares outstanding of the issuer’s Common Stock, $.001 par value, as of May 13, 2015 was 3,000,000 shares

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

Fiscal Year Ended December 31, 2013

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of KMRB Acquisition Corp. for the year ended December 31, 2014 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties.  In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements.  Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

On December 31, 2014 there were 3 shareholders of record of our common stock.

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

We have not earned any revenues from operations to date.  These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to locating merger candidates.  Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, ultimately, achieve profitable operations.

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

Results of Operations for the year ended December 31, 2014 and 2013.

Operating Expenses

Total Operating Expenses.  Total operating expenses for the year ended December 31, 2014 and 2013 were $7,597 and $4,816, respectively.  Total operating expenses consisted of professional fees of $7,597 and $4,816, respectively.

Financial Condition

Total Assets.  Total assets at December 31, 2014 and 2013 were $-0- and $50, respectively.  Total assets consist of cash.

Total Liabilities.  Total liabilities at December 31, 2014 and 2013 were $14,498, and $6,951, respectively.  Total liabilities at December 31, 2014 and 2013 consisted of accounts payable of $8,447 and $5,501, respectively and notes payable to related parties of $6,051 and $1,450, respectively.

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $7,597 for the year ended December 31, 2014 and $4,816 for the year ended December 31, 2013.  The Company has an accumulated loss of $15,998 as of December 31, 2014.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently not able to meet our obligations as they come due.  At December 31, 2014 we had minimal assets and working capital deficit of $14,498.  Our working capital deficit is due to the results of operations. Our majority shareholders have provided the financial resources to fund our operations; however, there are no commitments for future funding.

Net cash used in operating activities for the year ended December 31, 2014 and 2013 was $(4,651) and $-0-, respectively.  Net cash used in operating activities includes our net income (loss) and accounts payable.

Net cash provided by financing activities for the year ended December 31, 2014 and 2013 was $4,601 and $-0-, respectively.  Net cash provided by financing activities includes the proceeds from notes payable related parties of $4,601.

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

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2014 and 2013.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

As of December 31, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Name	Age	Position
Brian K. Kistler	59	President, Secretary and Chairman of the Board of Directors (1)

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

Additionally, Mr. Kistler serves as the President of Success Holding Group Corp, USA (OTC Pinksheet SHGR) and Chief Executive Officer of  Global Senior Enterprises, Inc. (OTC Pinksheet GSET) that require approximately 10 hours per month of Mr. Kistler time and attention and will not detract from his ability to oversee our company’s operations

We believe that Mr. Kistler’s experience in the securities industry as well as the managerial skills he developed during such tenure provide ample qualification for Mr. Kistler to serve as an officer and director for our Company. As a result of his duties and responsibilities with Freedom Energy Holdings, Inc., Mr. Kistler intends to devote approximately 5 hours per week to the development of our business.

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

We do not yet have an audit committee or an audit committee financial expert.  We expect to form such a committee composed of our non-employee directors.  We may in the future attempt to add a qualified board member to serve as an audit committee financial expert in the future, subject to our ability to locate and compensate such a person.  Despite the lack of an audit committee, those members of the board of directors that would otherwise be on our audit committee will continue to analyze and investigate our actual and potential businesses prospects as members of our board of directors.  Furthermore, our entire board of directors is aware of the importance of the financial and accounting due diligence that must be undertaken in furtherance of our business and they intend to conduct a comprehensive accounting financial analysis of the Company’s business.

Item 11. Executive Compensation

The following table sets forth information concerning the annual and long term compensation of our Chief Executive Officer, and the executive officers who served at the end of the fiscal year December 31, 2014, for services rendered in all capacities to us.  The listed individuals shall hereinafter be referred to as the “Named Executive Officers.”  Currently, we have no employment agreements with any of our Directors or Officers.  All of our directors are unpaid.  Compensation for the future will be determined when and if additional funding is obtained.

Summary Compensation Table - Officers

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
		Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive plan Compensation	Nonqualified Deferred compensation earnings	All other Compensation	Total
Name and principal position (1)	Year	($)	($)	($)	($)	($)	($)	($)	($)
Brian Kistler, President, CEO	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Brian Kistler, President, CEO	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Brian Kistler, President, CEO	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Brian Kistler, President, CEO	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)

There is no employment contract with Mr. Kistler at this time.  Nor are there any agreements for compensation in the future.  A salary and stock option and/or warrants program may be developed in the future.

Director Compensation

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Brian Kistler	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2014, and our officers and directors, individually and as a group.  Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

As of December 31, 2014, there has been $6,051 advanced from these related parties. The amounts are documented with demand notes that carries no repayment terms are non-interest bearing.  Management will review these arrangements, in future period, to determine if terms are required to be formalized to reflect the economic relationship.  The balance due to the related parties at December 31, 2014 and December 31, 2013 was $6,051 and $1,450, respectively.

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

•

Its own Board of Directors

•

Establish its own definition of “independent” as related to directors and nominees for directors,

•

Establish committees that will be suitable for its operations after the Company consummates a business combination

Item 14. Principal Accounting Fees and Services

	2014	20132
Audit fees	2,800	1,900
Audit related fees	---	---
Tax fees	---	---
All other fees	---	---

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

KMRB ACQUISTION CORP.

NAME	TITLE	DATE

/s/ Brian K. Kistler	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors	May 20, 2015
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

NONE

Messineo & Co., CPAs LLC 2471 N McMullen Booth Road, Suite. 302 Clearwater, FL 33759-1362 T: (518) 530-1122 F: (727) 674-0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:

KMRB Acquisition Corp.

We have audited the accompanying balance sheets of KMRB Acquisition Corp. as of December 31, 2014 and 2013 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KMRB Acquisition Corp. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has recurring losses and negative cash flows from operating activities, and both a working capital deficit and a stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Messineo & Co., CPAs, LLC

Clearwater, Florida

May 20, 2015

KMRB ACQUISTION CORP. BALANCE SHEETS
		December 31, 2014	December 31, 2013

Assets
Current assets
Cash	$	---	$50
Total current assets		---	50
Total assets	$	---	$50

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable		$8,447	$5,501
Notes payable, related party		6,051	1,450
Total current liabilities		14,498	6,951
Total liabilities		14,498	6,951
COMMITMENTS AND CONTINGENCIES

Shareholders’ deficit
Preferred stock, $0.001 par value; 750,000,000 shares authorized
no shares issued or outstanding		---	---
Common Stock, $0.001 par value, 900,000,000 shares authorized
3,000,000 and 3,000,000 shares issued and outstanding		3,000	3,000
Additional paid-in capital		(1,500)	(1,500)
Accumulated deficit		(15,998)	(8,401)
Total shareholders’ deficit		(14,498)	(6,901)
Total liabilities and shareholders’ deficit	$	---	$50

See notes to financial statements.

KMRB ACQUISTION CORP. STATEMENTS OF OPERATIONS
		For the Year Ended December 31,
		2014		2013

REVENUE	$	---	$	---

OPERATING EXPENSES
Professional fees		7,597		4,816

Loss before income taxes		(7,597)		(4,816)

Income tax provision		---		---

Net loss		$(7,597)		$(4,816)

Net loss per common share – basic and diluted		$(0.00)		$(0.00)

Weighted average number of common shares outstanding – basic and diluted		3,000,000		3,000,000

See notes to financial statements.

KMRB ACQUISITION CORP. Statements of Changes in Stockholders’ Deficit For the Years Ended December 31, 2014 and 2013

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, December 31, 2012	3,000,000	$3,000	$(1,500)	$(3,585)	$(2,085)

Net loss	---	---	---	(4,816)	(4,816)

Balance, December 31, 2013	3,000,000	$3,000	$(1,500)	$(8,401)	$(6,901)

Net loss	---	---	---	(7,597)	(7,597)

Balance, December 31, 2014	3,000,000	$3,000	$(1,500)	$(15,998)	$(14,498)

See notes to financial statements.

KMRB ACQUISITION CORP. STATEMENTS OF CASH FLOWS

		Year Ended December 31,

		2014		2013
Cash flows from operating activities:
Net loss		$(7,597)		$(4,816)
Adjustments to reconcile net loss to net cash in operating activities:
Accounts payable		2,946		4,816

Net cash used in operating activities		(4,651)		---

Cash flows from financing activities:
Proceeds from notes payable, related parties		4,601		---

Net cash provided by financing activities		4,601		---

Net change in cash and cash equivalents		(50)		---

Cash and cash equivalents:
Beginning of period		50		50

End of period	$	---		$50

Supplemental cash flow information and noncash financing activities:
Cash paid during the period for:
Income taxes	$	---	$	---
Interest	$	---	$	---

See notes to financial statements.

KMRB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS

KMRB Acquisition Corp. (a development stage company) (“KMRB” or the “Company”) was incorporated in Florida on August 4, 2011, with an objective to acquire, or merge with, an operating business.   As of December 31, 2014, the Company had not yet commenced principal operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND USE OF ESTIMATES

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents at December 31, 2014 and 2013 were $-0- and $50, respectively.

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

KMRB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under FASB ASC 740 “Income Taxes.”  Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of December 31, 2014 and 2013.

RELATED PARTIES

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.  Related party transactions for the periods ended December 31, 2014 and December 31, 2013 totaled $6,051 and $1,450, respectively consisting of advances payable.

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

Share-based expense for the years ended December 31, 2014 and 2013 was $0.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2014.  As of December 31, 2014, the Company had no dilutive potential common shares.

KMRB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of December 31, 2014 and 2013.

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

NOTE 3. GOING CONCERN

For the fiscal years ended December 31, 2014 and 2013, the Company had a net losses of $7,597 and $4,816 and negative cash flows from operating activities of $4,651 and $-0-, respectively.  As of December 31, 2014 the Company had a working capital deficit of $14,498. The company has not generated any revenues to date.

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating cost and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plan to obtain such resources for the Company include, obtaining capital from management and significant stockholders sufficient to meet

KMRB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

its minimal operating expenses.  However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company.  In addition, profitability will ultimately depend upon the level of revenues received from business operations.  However, there is no assurance that the Company will attain profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. INCOME TAXES

At December 31, 2014, the Company had a net operating loss carry–forward for Federal income tax purposes of approximately $15,998 that may be offset against future taxable income through 2032  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets   calculated at the effective rates note below, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.6% to income before taxes), as follows:

For the Year Ended December 31,		2014		2013
Tax expense (benefit) at the statutory rate		$(2,580)		$(1,630)
State income taxes, net of federal income tax benefit		(270)		(173)
Change in valuation allowance		2,850		1,803
Total	$	---	$	---

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

For the year ended December 31, 2014 and for the year ended December 31, 2013, the Company has net operating losses from operations. The carry forwards expire through the year 2032. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

The Company’s net deferred tax asset as of December 31, 2014 and December 31, 2013 is as follows:

		December 31, 2014		December 31, 2013
Deferred tax assets		$6,000		$3,150
Valuation allowance		(6,000)		(3,150)
Net deferred tax asset	$	---	$	---

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the period from inception ended December 31, 2013 through the year ended December 31, 2014.  The Company recognizes interest and penalties related to

KMRB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

income taxes in income tax expense. The Company had incurred no penalties and interest for the period from inception ended December 31, 2013 through the year ended December 31, 2014.

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

In support of the Company’s efforts and cash requirements, it is relying on advances from its shareholders and related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. As of December 31, 2014, there has been $6,051 advanced from these related parties. The amounts are not documented by formalized demand notes and currently carries no repayment terms and are non-interest bearing.   Management will review these arrangements, in future period, to determine if terms are required to be formalized to reflect the economic relationship.  The balance due to the related party at December 31, 2014 and December 31, 2013 was $6,051 and $1,450, respectively.

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

KMRB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 7 NOTES PAYABLE – RELATED PARTY

Notes payable consisted of the following:

	December 31, 2014	December 31, 2013
Line of Credit from Brian Kistler, a related party. The loan carries a 0% APR. Payments can be made at any time. The line of credit does not have a maturity date.	$1,759	$50

Line of Credit from Robin Hunt, a related party. Certain funds were loaned for expenses. The line of credit carries a 0% interest rate and payments can be made at any time.	4,242	1,350

Line of Credit from Nancy Hunt, a related party. Certain funds were loaned for expenses. The line of credit carries a 0% interest rate and payments can be made at any time.	50	50

Total notes payable	$6,051	$1,450

Current portion	$6,051	$1,450

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