Form 10-Q
period 2015-03-31
KMRB Acquisition Corp.
filed 2015-05-20
CIK 1529804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 000-54498

KMRB ACQUISITION CORP.
(Exact Name of Registrant as specified in its charter)
Florida	45-2858005
(State or jurisdiction of Incorporation or organization	(I.R.S Employer Identification No.)

8200 Seminole Blvd, Seminole, Florida	33772
(Address of principal executive offices) Registrant’s telephone number, including area code	(Zip Code) 727-322-5111

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (x) Yes (__) No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   (_x_) Yes (__) No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer (_) Non-accelerated filer (_) (Do not check if a smaller company)	Accelerated filer (_) Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (__) No ( x ). The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of May 14, 2015 was 3,000,000.

Part I.  Financial Information

Item 1.  Financial Statements.

KMRB ACQUISTION CORP. CONDENSED BALANCE SHEETS
		March 31, 2015		December 31, 2014

Assets
Current assets
Cash	$	---	$	---
Total current assets		---		---
Total assets	$	---	$	---

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable		$9,447		$8,447
Notes payable, related party		6,051		6,051
Total current liabilities		15,498		14,498
Total liabilities		15,498		14,498
COMMITMENTS AND CONTINGENCIES

Shareholders’ deficit
Preferred stock, $0.001 par value; 750,000,000 shares authorized
no shares issued or outstanding		---		---
Common Stock, $0.001 par value, 900,000,000 shares authorized
3,000,000 and 3,000,000 shares issued and outstanding		3,000		3,000
Additional paid-in capital		(1,500)		(1,500)
Accumulated deficit		(16,998)		(15,998)
Total shareholders’ deficit		(15,498)		(14,498)
Total liabilities and shareholders’ deficit	$	---	$	---

See notes to unaudited condensed financial statements.

KMRB ACQUISTION CORP. CONDENSED STATEMENTS OF OPERATIONS
		For the Three Months Ended March 31,
		2015		2014

REVENUE	$	---	$	---

OPERATING EXPENSES
Professional fees		1,000		615

Loss before income taxes		(1,000)		(615)

Income tax provision		---		---

Net loss		$(1,000)		$(615)

Net loss per common share – basic and diluted		$(0.00)		$(0.00)

Weighted average number of common shares outstanding – basic and diluted		3,000,000		3,000,000

See notes to unaudited condensed financial statements.

KMRB ACQUISITION CORP. CONDENSED STATEMENTS OF CASH FLOWS

		For the Three Months Ended March 31,

		2015		2014
Cash flows from operating activities:
Net loss		$(1,000)		$(615)
Adjustments to reconcile net loss to net cash in operating activities:
Accounts payable		1,000		600

Net cash used in operating activities		---		(15)

Net change in cash and cash equivalents		---		(15)

Cash and cash equivalents:
Beginning of period		---		50

End of period	$	---		$35

Supplemental cash flow information and noncash financing activities:
Cash paid during the period for:
Income taxes	$	---	$	---
Interest	$	---	$	---

Non-cash transactions:	$	---	$	---

See notes to unaudited condensed financial statements.

KMRB ACQUISITION CORP.

Notes to Condensed Unaudited Financial Statements

NOTE 1. NATURE OF BUSINESS

KMRB Acquisition Corp. (a development stage company) (“KMRB” or the “Company”) was incorporated in Florida on August 4, 2011, with an objective to acquire, or merge with, an operating business.   As of March 31, 2015, the Company had not yet commenced principal operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANICAL STATEMENTS

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents at March 31, 2015 and December 31, 2014 were $-0- and $-0-, respectively.

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

KMRB ACQUISITION CORP.

Notes to Condensed Unaudited Financial Statements

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under FASB ASC 740 “Income Taxes.”  Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of March 31, 2015 and December 31, 2014.

RELATED PARTIES

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.  Related party transactions for the periods ended March 31, 2015 and December 31, 2014 totaled $6,051 and $6,051, respectively consisting of advances payable.

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

KMRB ACQUISITION CORP.

Notes to Condensed Unaudited Financial Statements

transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense for the three months ended March 31, 2015 and 2014 was $0.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at March 31, 2015.  As of March 31, 2015, the Company had no dilutive potential common shares.

COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of March 31, 2015 and December 31, 2014.

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

KMRB ACQUISITION CORP.

Notes to Condensed Unaudited Financial Statements

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

NOTE 3. GOING CONCERN

For the three months ended March 31, 2015 the Company had a net losses of $1,000 As of March 31, 2015 the Company had a working capital deficit of $15,498.  The company has not generated any revenues to date.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plan to obtain such resources for the Company include, obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses.  However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

NOTE 4. INCOME TAXES

At March 31, 2015, the Company had a net operating loss carry–forward for Federal income tax purposes of $16,998 that may be offset against future taxable income through 2032  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets  of approximately $5,779, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the valuation allowance of $5,779.

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

KMRB ACQUISITION CORP.

Notes to Condensed Unaudited Financial Statements

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

In support of the Company’s efforts and cash requirements, it is relying on advances from its shareholders and related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. As of March 31, 2015, there has been $6,051 advanced from these related parties. The amounts are not documented by formalized demand notes and currently carries no repayment terms and are non-interest bearing.   Management will review these arrangements, in future period, to determine if terms are required to be formalized to reflect the economic relationship.  The balance due to the related party at March 31, 2015 and December 31, 2014 was $6,051 and $6,051, respectively.

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

NOTE 7 NOTES PAYABLE – RELATED PARTY

Notes payable consisted of the following:

	March 31, 2015	December 31, 2014
Line of Credit from Brian Kistler, a related party. The loan carries a 0% APR. Payments can be made at any time. The line of credit does not have a maturity date.	$1,759	$1,759

Line of Credit from Robin Hunt, a related party. Certain funds were loaned for expenses. The line of credit carries a 0% interest rate and payments can be made at any time.	4,242	4,242

Line of Credit from Nancy Hunt, a related party. Certain funds were loaned for expenses. The line of credit carries a 0% interest rate and payments can be made at any time.	50	50

Total notes payable	$6,051	$6,051

Current portion	$6,051	$6,051

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

Item 2.  Management’s Discussion and Analysis or Plan of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of KMRB Acquisition Corp. for the period ended March 31, 2015 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis or Plan of Operation contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report on Form 10-K

Results of Operations for three months ended March 31, 2015 and March 31, 2014

Revenues

Total Revenue.  Total revenues for the three months ended March 31, 2015 and 2014 were $-0- and $-0-, respectively.

Operating Expenses

Total Operating Expenses.  Total operating expenses for the three months ended March 31, 2015 and 2014 were $1,000 and $615, respectively.  Total operating expenses consisted of professional fees of $1,000 and $615, respectively.

Financial Condition

No material change in financial condition.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the three months ended March 31, 2015 and 2014 of $1,000 and $615, respectively.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently not able to meet our obligations as they come due.  At March 31, 2015 we had a working capital deficit of $15,498.  Our working capital deficit is due to the results of operations. Our majority shareholders have provided the financial resources to fund our operations; however, there are no commitments for future funding.

Net cash used in operating activities for the three months ended March 31, 2015 and 2014 was $-0- and ($15), respectively.  Net cash used in operating activities includes our net income (loss) and accounts payable.

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

Capital Resources.

We had no material commitments for capital expenditures as of March 31, 2015.

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

With respect to the period ending March 31, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2015, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b)

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

For a full discussion of controls and procedures refer to Item 9A, Controls and Procedures, in our 2014 Annual Report on Form 10K.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending March 31, 2015, the Company did not issue any unregistered shares of its common stock.

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

Date: May 20, 2015

By: /s/ Brian K. Kistler

Brian K. Kistler

Principal Executive Office, Principal Accounting Officer

Chief Financial Officer, Secretary,

Chairman of the Board of Directors