Form 10-Q
period 2015-09-30
Aroga Holding Corp.
filed 2015-11-23
CIK 1529804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ( X ) No (  ). The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of November 6, 2015 was 3,000,000.

Part I.  Financial Information

Item 1.  Financial Statements.

AROGA HOLDING CORP. (F/K/A KMRB ACQUISITION CORP.) CONDENSED BALANCE SHEETS
		September 30 2015		December 31, 2014
		(Unaudited)
Assets
Current assets
Cash	$	---	$	---
Total current assets		---		---
Total assets	$	---	$	---

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable		$600		$8,447
Advances payable, related party		15,498		6,051
Total current liabilities		16,098		14,498
Total liabilities		16,098		14,498
COMMITMENTS AND CONTINGENCIES

Shareholders’ deficit
Preferred stock, $0.001 par value; 750,000,000 shares authorized
no shares issued or outstanding		---		---
Common Stock, $0.001 par value, 900,000,000 shares authorized
3,000,000 shares issued and outstanding		3,000		3,000
Additional paid-in capital		(1,500)		(1,500)
Accumulated deficit		(17,598)		(15,998)
Total shareholders’ deficit		(16,098)		(14,498)
Total liabilities and shareholders’ deficit	$	---	$	---

See notes to unaudited condensed financial statements.

AROGA HOLDING CORP. (F/K/A KMRB ACQUISITION CORP.) CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
		For the Three Months Ended September 30				For the Nine Months Ended September 30
		2015		2014		2015		2014

REVENUE	$	---	$	---	$	---	$	---

OPERATING EXPENSES
Professional fees		600		2,049		1,600		4,492

Loss before income taxes		(600)		(2,049)		(1,600)		(4,492)

Income tax provision		---		---		---		---

Net loss		$(600)		$(2,049)		$(1,600)		(4,492)

Net loss per common share – basic and diluted		$(0.00)		$(0.00)		$(0.00)		$(0.00)

Weighted average number of common shares outstanding – basic and diluted		3,000,000		3,000,000		3,000,000		3,000,000

See notes to unaudited condensed financial statements.

AROGA HOLDING CORP. (F/K/A KMRB ACQUISITION CORP.) CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

		For the Nine Months Ended September 30

		2015		2014
Cash flows from operating activities:
Net loss		$(1,600)		$(4,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable		(7,847)		555

Net cash used in operating activities		(9,447)		(3,937)

Cash flows from financing activities:
Proceeds from advances payable, related parties		9,447		3,892

Net cash provided by financing activities		9,447		3,892

Net change in cash and cash equivalents		---		(45)

Cash and cash equivalents:
Beginning of period		---		50

End of period	$	---		$5

Supplemental cash flow information and noncash financing activities:
Cash paid during the period for:
Income taxes	$	---	$	---
Interest	$	---	$	---

Non-cash transactions:	$	---	$	---

See notes to unaudited condensed financial statements.

AROGA HOLDING CORP.

(F/K/A KMRB ACQUISITION CORP.)

Notes to Condensed Unaudited Financial Statements

NOTE 1. NATURE OF BUSINESS

Aroga Holding Corp., (f/k/a KMRB ACQUISITION CORP.) (a development stage company) (“Aroga” or the “Company”) was incorporated in Florida on August 4, 2011, with an objective to acquire, or merge with, an operating business.   As of September 30 2015, the Company had not yet commenced principal operations.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents at September 30 2015 and December 31, 2014 were $0 and $0, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under FASB ASC 740 “Income Taxes.”  Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of September 30 2015 and December 31, 2014.

AROGA HOLDING CORP.

(F/K/A KMRB ACQUISITION CORP.)

Notes to Condensed Unaudited Financial Statements

RELATED PARTIES

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.  Related party transactions for the periods ended September 30 2015 and December 31, 2014 totaled $15,498 and $6,051, respectively consisting of advances payable.

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

Share-based expense for the three months ended September 30 2015 and 2014 was $0.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at September 30 2015.  As of September 30 2015, the Company had no dilutive potential common shares.

COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of September 30 2015 and December 31, 2014.

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

NOTE 3. GOING CONCERN

For the nine months ended September 30 2015 the Company had a net loss of $1,600 As of September 30 2015 the Company had a working capital deficit of $16,098.  The company has not generated any revenues to date.

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

NOTE 4. INCOME TAXES

At September 30 2015, the Company had a net operating loss carry–forward for Federal income tax purposes of $17,598 that may be offset against future taxable income through 2032  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets  of approximately $5,983, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the valuation allowance of $5,983.

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

In support of the Company’s efforts and cash requirements, it is relying on advances from its shareholders and related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. As of September 30 2015, there has been $15,498 advanced from these related parties. The amounts are not documented by formalized demand notes and currently carries no repayment terms and are non-interest bearing.   Management will review these arrangements, in future period, to determine if terms are required to be formalized to reflect the economic relationship.  The balance due to the related party at September 30 2015 and December 31, 2014 was $15,498 and $6,051, respectively.  Management does not calculate imputed interest since it would be immaterial.

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

NOTE 7 ADVANCES PAYABLE – RELATED PARTY

Advances payable consisted of the following:

	September 30 2015	December 31, 2014
Line of Credit from Brian Kistler, a related party. The advance carries a 0% APR. Payments can be made at any time. The line of credit does not have a maturity date.	$15,498	$1,759

Total advances payable	$15,498	$6,051

Current portion	$15,498	$6,051

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

Item 2.  Management’s Discussion and Analysis or Plan of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Aroga Holding Corp., (f/k/a KMRB ACQUISITION CORP.) for the period ended September 30 2015 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis or Plan of Operation contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report on Form 10-K

Results of Operations for three months ended September 30 2015 and September 30 2014

Revenues

Total Revenue.  Total revenues for the three months ended September 30 2015 and 2014 were $0 and $0, respectively.

Operating Expenses

Total Operating Expenses.  Total operating expenses for the three months ended September 30 2015 and 2014 were $600 and $2,049, respectively.  Total operating expenses consisted of professional fees of $600 and $2,049, respectively.

Results of Operations for nine months ended September 30 2015 and September 30 2014

Revenues

Total Revenue.  Total revenues for the nine months ended September 30 2015 and 2014 were $0 and $0, respectively.

Operating Expenses

Total Operating Expenses.  Total operating expenses for the nine months ended September 30 2015 and 2014 were $1,600 and $4,492, respectively.  Total operating expenses consisted of professional fees of $1,600 and $4,492, respectively.

Financial Condition

No material change in financial condition.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the nine months ended September 30 2015 and 2014 of $1,600 and $4,492, respectively.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently not able to meet our obligations as they come due.  At September 30 2015 we had a working capital deficit of $16,098.  Our working capital deficit is due to the results of operations. Our majority shareholders have provided the financial resources to fund our operations; however, there are no commitments for future funding.

Net cash used in operating activities for the nine months ended September 30 2015 and 2014 was ($9,447) and ($3,937), respectively.  Net cash used in operating activities includes our net income (loss) and accounts payable.

Net cash provided by financing activities for the nine months ended September 30 2015 and 2014 was $9,447 and $3,892, respectively.  Net cash provided by financing activities included proceeds from notes payable, related parties.

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

Capital Resources.

We had no material commitments for capital expenditures as of September 30 2015.

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

With respect to the period ending September 30 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30 2015, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b)

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending September 30 2015, the Company did not issue any unregistered shares of its common stock.

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

Date: November 23, 2015

By: /s/ Grove Bennett

Grove Bennett

Principal Executive Office, Principal Accounting Officer

Chief Financial Officer, Secretary,

Chairman of the Board of Directors