Form 10-K
period 2015-12-31
Aroga Holding Corp.
filed 2016-04-14
CIK 1529804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission file number 000-54498

Aroga Holding Corp. (f/k/a KMRB ACQUISTION CORP.)
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

(_) Yes (X) No

.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     (X) Yes (_) No

Indicate by check mark whether the resistant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   (_) Yes (X) No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation s-K (§ 229.405 of this chapter is not contained herein and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  (_) Yes  (X)  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer” “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer (_) Non-accelerated filer (_) (Do not check if a smaller company)	Accelerated filer (_) Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

(X) Yes (_) No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $0.00

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of the issuer’s Common Stock, $.001 par value, as of March 30, 2016 was 3,000,000 shares

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the documents is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980)

NONE

AROGA HOLDING CORP., (F/K/A KMRB ACQUISITION CORP.)

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2015

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of Aroga Holding Corp., (f/k/a KMRB ACQUISITION CORP.) for the year ended December 31, 2015 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties.  In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements.  Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

PART I

Item 1. Business

Aroga Holding Corp., (f/k/a KMRB ACQUISITION CORP.) (“we”, “us”, “our”, or the “Company”) was incorporated in the State of Florida on August 4, 2011.  Since inception, which was August 4, 2011, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination.  As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business.  The business purpose of the Company is to seek the acquisition of or merger with, and existing company.  The Company selected December 31 as its fiscal year end.

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

The analysis of new business opportunities will be undertaken by or under the supervision of Grove Bennett, the sole officer and director of the Company.  As of this date, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.  In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

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

On December 31, 2015 there were 4 shareholders of record of our common stock.

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

Our Business Overview

Aroga Holding Corp., (f/k/a KMRB ACQUISITION CORP.) (“we”, “us”, “our”, or the “Company”) was incorporated in the State of Florida on August 4, 2011.  Since inception, which was August 4, 2011, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination.  As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business.  The business purpose of the Company is to seek the acquisition of or merger with, and existing company.  The Company selected December 31 as its fiscal year end.

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

Results of Operations for the year ended December 31, 2015 and 2014.

Operating Expenses

Total Operating Expenses.  Total operating expenses for the year ended December 31, 2015 and 2014 were $2,933 and $7,597, respectively.  Total operating expenses consisted of professional fees of $2,933 and $7,597, respectively.

Financial Condition

Total Assets.  Total assets at December 31, 2015 and 2014 were $0 and $0, respectively.

Total Liabilities.  Total liabilities at December 31, 2015 and 2014 were $17,431 and $14,498, respectively.  Total liabilities at December 31, 2015 and 2014 consisted of accounts payable of $133 and $8,447, respectively and advance payable to related parties of $17,298 and $6,051, respectively.

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $2,933 for the year ended December 31, 2015 and $7,597 for the year ended December 31, 2014.  The Company has an accumulated loss of $18,931 as of December 31, 2015.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently not able to meet our obligations as they come due.  At December 31, 2015 we had minimal assets and working capital deficit of $17,431.  Our working capital deficit is due to the results of operations. Our majority shareholders have provided the financial resources to fund our operations; however, there are no commitments for future funding.

Net cash used in operating activities for the year ended December 31, 2015 and 2014 was ($11,247) and ($4,651), respectively.  Net cash used in operating activities includes our net income (loss) and accounts payable.

Net cash provided by financing activities for the year ended December 31, 2015 and 2014 was $11,247 and $4,601, respectively.  Net cash provided by financing activities includes the proceeds from notes payable related parties of $11,247 and $4,601, respectively.

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

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2015 and 2014.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Item 9A. Controls and Procedures

(a)  Management’s Annual Report on Internal Control over Financial Reporting

The Chief Executive Officer and Chief Financial Officer of the Company, who is the same individual, is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with the U.S. generally accepted accounting principles.

As of December 31, 2015, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, Chief Executive Officer and Chief Financial Officer concluded that our financial disclosure controls and procedures were not effective so as to timely identify correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, Chief Executive Officer and Chief Financial Officer believes that the financial statements and other information presented herewith are materially correct.

The matters involving internal controls and procedures that our Chief Executive Officer and Chief Financial Officer considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) Chief Executive Officer and Chief Financial Officer dominated by a single individual without adequate compensating controls;  and (4) ineffective controls over period end financial disclosure and reporting processes.

The Chief Executive Officer and Chief Financial Officer does not expect that its disclosure controls and procedures, or its internal controls will prevent all error and all fraud.  A control system no matter how well conceived and operated, can provide only reasonable not absolute assurance that the objectives of the control system are met.  Further, the design of control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any within the Company have been detected.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Chief Executive Officer and Chief Financial Officer’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the temporary rules of the SEC that permit the Company to provide only Chief Executive Officer and Chief Financial Officer’s report in this Annual Report.

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

Name	Age	Position
Grove Bennett	42	President, Secretary and Chairman of the Board of Directors (1)

(1)  Mr. Bennett will serve as a director until the next annual shareholder meeting.

Background of Executive Officers and Directors

On July 31, 2015 Brian Kistler resigned and Grove Bennett was appointed Chief Executive Officer for the Company and Chairman of the Board.  The background information for Mr. Bennett is set forth below.  There is no employment agreement at this time.

Mr. Grove Bennett is an entrepreneur specialized in leading edge businesses that are technology based. Having the experience of running private and public companies, from operations, manufacturing, business development, finance and customer relations. Prior to becoming the Chief Executive Officer (CEO) and Partner of Aroga Technologies Ltd. (Aroga) in July of 2014, Grove had a long history as an entrepreneur. He established his first business, a retail & wholesale sporting goods company servicing recreational & professional sporting activities such as ice hockey, snow skiing and soccer and later established a clothing manufacturing company to service the same industries in Australia. Grove successfully established relationships with companies such as Bauer, Nike, American Express and professional sporting associations such as the South Melbourne Soccer Club throughout the development of his owned and operated family businesses.

 As the Director of International Marketing & Customer Relations at Atlantis Systems International, Grove was responsible for the on-time delivery of the Integrated Maintenance Training System (IMTS), a maintenance training system for the F/A:18 Fighter Jet and a $44MM Canadian contract to the Royal Canadian Air Force and the Royal Australian Air Force. In order to ensure the contract was successfully completed Grove worked closely with key Australian and Canadian Armed Forces personnel, program managers and suppliers such Boeing and Augusta Westland.

Grove has advanced his professional career at every stage having worked as Vice President of Marketing and more recently as President & Chief Financial Officer at Dynacert Inc., a leading edge technology company manufacturing Hydrogen Generating Systems. The company’s key product line was produced to reduce Green House Gases (GHG) by improving the air quality and operating efficacy of diesel combustion engines for trucking fleets with Pepsi Beverages Company (Pepsi Bottling/Pepsi Co) being the primary beneficiary. The companies work later grew to include partnerships with Port Authorities and stationary generator markets were the pollution of GHG was exponential in size and scope.

We believe that Mr. Bennett’s experience in the securities industry as well as the managerial skills he developed during such tenure provide ample qualification for Mr. Bennett to serve as an officer and director for our Company. As a result of his other duties Mr. Bennett intends to devote approximately 5 hours per week to the development of our business.

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

Item 11. Executive Compensation

The following table sets forth information concerning the annual and long term compensation of our Chief Executive Officer, and the executive officers who served at the end of the fiscal year December 31, 2015, for services rendered in all capacities to us.  The listed individuals shall hereinafter be referred to as the “Named Executive Officers.”  Currently, we have no employment agreements with any of our Directors or Officers.  All of our directors are unpaid.  Compensation for the future will be determined when and if additional funding is obtained.

Summary Compensation Table - Officers

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
		Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive plan Compensation	Nonqualified Deferred compensation earnings	All other Compensation	Total
Name and principal position (1)	Year	($)	($)	($)	($)	($)	($)	($)	($)
Grove Bennett, President, CEO	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)

There is no employment contract with Mr. Bennett at this time.  Nor are there any agreements for compensation in the future.  A salary and stock option and/or warrants program may be developed in the future.

Director Compensation

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Grove Bennett	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Compensation Committee Interlocks and Insider Participation

Currently our Board of Directors consists of Mr. Grove Bennett.  We are not actively seeking additional board members at this time.  At present, the Board of Directors has not established any committees.

Director Compensation

There are currently no compensation arrangements in place for members of the board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2015, and our officers and directors, individually and as a group.  Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner (2)	Percent of Class (3)
Common Stock	Aroga Technologies 310 Hopkins Street Whitby, ON, Canada	2,850,000	95.00%
Common Stock	Brian K. Kistler 8200 Seminole Blvd. Seminole, FL 33772	50,000	1.67%

Common Stock	Robin W. Hunt 8200 Seminole Blvd. Seminole, FL 33772	50,000	1.67%

Common Stock	Nancy Hunt 8200 Seminole Blvd. Seminole, FL 33772	50,000	1.66%
Common Stock	All beneficial owners, Executive Officers and Directors as a Group (1)	3,000,000	100%

(1) Grove Bennett, the Company’s Chief Executive Officer is the President and majority owner of Aroga Technologies.

(2) The percentages are based on of 3,000,000 shares of common stock issued and outstanding as of the date of this report

(3) A total of 3,000,000 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d) (1).

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

We utilize the office space and equipment of our management at no cost.

On July 15, 2015, Aroga Technologies acquired from Company shareholders, Robin W. Hunt, Nancy Hunt, and Brian Kistler a control block of stock in the Company consisting of two million eight hundred fifty thousand (2,850,000) shares of restricted common stock of the Company for $25,000.  Aroga Technologies utilized its own funds to acquire the shares of common stock of the Company.  As a result of this acquisition, Aroga Technologies owns 95% of the issued and outstanding shares of common stock of the Company

On July 31, 2015 Brian Kistler resigned and Grove Bennett was appointed Chief Executive Officer for the Company and Chairman of the Board.

As of December 31, 2015, there has been $17,298 advanced from these related parties. The amounts are documented with demand notes that carries no repayment terms are non-interest bearing.  Management will review these arrangements, in future period, to determine if terms are required to be formalized to reflect the economic relationship.  The balance due to the related parties at December 31, 2015 and December 31, 2014 was $17,298 and $6,051, respectively.

Except as set forth above, there have been no related party transactions, or any other transactions or relationships required to be disclosed.

Promoter

The company does not have any promoters other than our CEO, Grove Bennett.

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

•

Its own Board of Directors

•

Establish its own definition of “independent” as related to directors and nominees for directors,

•

Establish committees that will be suitable for its operations after the Company consummates a business combination

Item 14. Principal Accounting Fees and Services

	2015	2014
Audit fees	2,500	2,800
Audit related fees	---	---
Tax fees	---	---
All other fees	---	---

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

Aroga Holding Corp.

f/k/a KMRB ACQUISTION CORP.

NAME	TITLE	DATE
/s/ Grove Bennett	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors	April 14, 2016
Grove Bennett

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

NONE

Green & Company, CPAs
A PCAOB Registered Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Aroga Holding Corporation

We have audited the accompanying balance sheets of Aroga Holding Corporation (f/k/a KMRB Acquisition Corporation) as of December 31, 2015, and 2014 and the related statement of operations, shareholders’ deficit, and cash flows for the year ended December 31, 2015 and 2014, respectively.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aroga Holding Corporation as of December 31, 2015 and December 31, 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies. Those conditions rise substantial doubt about the company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Green & Company, CPAs

Green & Company, CPAs

Tampa, Florida

April 12, 2016

10320 N 56th Street, Suite 330	Tampa, FL 33617	813.606.4388

Aroga Holding Corp. (f/k/a KMRB ACQUISTION CORP.) BALANCE SHEETS
		December 31, 2015		December 31, 2014

Assets
Current assets
Cash	$	---	$	---
Total current assets		---		---
Total assets	$	---	$	---

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable		$133		$8,447
Advance payable, related party		17,298		6,051
Total current liabilities		17,431		14,498
Total liabilities		17,431		14,498

Shareholders’ deficit
Preferred stock, $0.001 par value; 750,000,000 shares authorized
no shares issued or outstanding		---		---
Common Stock, $0.001 par value, 900,000,000 shares authorized
3,000,000 and 3,000,000 shares issued and outstanding		3,000		3,000
Additional paid-in capital		(1,500)		(1,500)
Accumulated deficit		(18,931)		(15,998)
Total shareholders’ deficit		(17,431)		(14,498)
Total liabilities and shareholders’ deficit	$	---	$	---

See notes to financial statements.

Aroga Holding Corp. (f/k/a KMRB ACQUISTION CORP.) STATEMENTS OF OPERATIONS
		For the Year Ended December 31,
		2015		2014

REVENUE	$	---	$	---

OPERATING EXPENSES
Professional fees		2,933		7,597

Loss before income taxes		(2,933)		(7,597)

Income tax provision		---		---

Net loss		$(2,933)		$(7,597)

Net loss per common share – basic and diluted		$(0.00)		$(0.00)

Weighted average number of common shares outstanding – basic and diluted		3,000,000		3,000,000

See notes to financial statements.

Aroga Holding Corp. (f/k/a KMRB ACQUISTION CORP.) Statements of Changes in Shareholders’ Deficit For the Years Ended December 31, 2015 and 2014

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, December 31, 2013	3,000,000	$3,000	$(1,500)	$(8,401)	$(6,901)

Net loss	---	---	---	(7,597)	(7,597)

Balance, December 31, 2014	3,000,000	$3,000	$(1,500)	$(15,998)	$(14,498)

Net loss	---	---	---	(2,933)	(2,933)

Balance, December 31, 2015	3,000,000	$3,000	$(1,500)	$(18,931)	$(17,431)

See notes to financial statements.

Aroga Holding Corp. (f/k/a KMRB ACQUISTION CORP.) STATEMENTS OF CASH FLOWS

		Year Ended December 31,

		2015		2014
Cash flows from operating activities:
Net loss		$(2,933)		$(7,597)
Adjustments to reconcile net loss to net cash in operating activities:
Accounts payable		(8,314)		2,946

Net cash used in operating activities		(11,247)		(4,651)

Cash flows from financing activities:
Proceeds from advance payable, related parties		11,247		4,601

Net cash provided by financing activities		11,247		4,601

Net change in cash and cash equivalents		---		(50)

Cash and cash equivalents:
Beginning of period		---		50

End of period	$	---	$	---

Supplemental cash flow information and noncash financing activities:
Cash paid during the period for:
Income taxes	$	---	$	---
Interest	$	---	$	---

See notes to financial statements.

Aroga Holding Corp.

(f/k/a KMRB ACQUISTION CORP.)

NOTES TO FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS

Aroga Holding Corp., (f/k/a KMRB ACQUISITION CORP.) (“AROGA” or the “Company”) was incorporated in Florida on August 4, 2011, with an objective to acquire, or merge with, an operating business.   As of December 31, 2015, the Company had not yet commenced principal operations.  Aroga Holding Corp. is a majority owned subsidiary of Aroga Technologies.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents at December 31, 2015 and 2014 were $0 and $0, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under FASB ASC 740 “Income Taxes.”  Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of December 31, 2015 and 2014.

RELATED PARTIES

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.  Related party transactions for the periods ended December 31, 2015 and December 31, 2014 totaled $17,298 and $6,051, respectively consisting of advances payable.

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

Share-based expense for the years ended December 31, 2015 and 2014 was $0.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2015 and 2014.  As of December 31, 2015 and 2014, the Company had no dilutive potential common shares.

COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of December 31, 2015 and 2014.

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

NOTE 3. GOING CONCERN

For the fiscal years ended December 31, 2015 and 2014, the Company had a net losses of $2,933 and $7,597 and negative cash flows from operating activities of $11,247 and $4,651, respectively.  As of December 31, 2015 the Company had a working capital deficit of $17,431. The company has not generated any revenues to date.

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

NOTE 4. INCOME TAXES

At December 31, 2015, the Company had a net operating loss carry–forward for Federal income tax purposes of approximately $18,931 that may be offset against future taxable income through 2032  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets   calculated at the effective rates note below, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the valuation allowance.

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

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.6% to income before taxes), as follows:

For the Year Ended December 31,		2015		2014
Tax expense (benefit) at the statutory rate		$(997)		$(2,583)
State income taxes, net of federal income tax benefit		(106)		(273)
Change in valuation allowance		1,103		2,856
Total	$	---	$	---

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

For the year ended December 31, 2015 and for the year ended December 31, 2014, the Company has net operating losses from operations. The carry forwards expire through the year 2033. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

The Company’s net deferred tax asset as of December 31, 2015 and December 31, 2014 is as follows:

		December 31, 2015		December 31, 2014
Deferred tax assets		$7,000		$6,000
Valuation allowance		(7,000)		(6,000)
Net deferred tax asset	$	---	$	---

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the year ended December 31, 2013 through the year ended December 31, 2015.  The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the period from inception ended December 31, 2014 through the year ended December 31, 2015.

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

In support of the Company’s efforts and cash requirements, it is relying on advances from its shareholders and related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. As of December 31, 2015, there has been $17,298 advanced from these related parties. The amounts are not documented by formalized demand notes and currently carries no repayment terms and are non-interest bearing.   Management will review these arrangements, in future period, to determine if terms are required to be formalized to reflect the economic relationship.  The balance due to the related party at December 31, 2015 and December 31, 2014 was $17,298 and $6,051, respectively. Management does not calculate imputed interest since it would be immaterial.

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

NOTE 7 ADVANCE PAYABLE – RELATED PARTY

Advance payable consisted of the following:

	December 31 2015	December 31, 2014
Advances from Brian Kistler, a related party. The advance carries a 0% APR. Payments can be made at any time. .	$15,498	$6,051

Advances from Aroga Technologies, a related party. The advance carries a 0% APR. Payments can be made at any time.	1,800	---
Total advances payable	$17,298	$6,051

Current portion	$17,298	$6,051

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