Form 10-Q
period 2016-03-31
Aroga Holding Corp.
filed 2016-05-16
CIK 1529804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 000-54498

Aroga Holding Corp. (f/k/a KMRB ACQUISTION CORP.)
(Exact Name of Registrant as specified in its charter)

Florida	45-2858005
(State or jurisdiction of Incorporation or organization	(I.R.S Employer Identification No.)

310 Hopkins Street, Whitby, ON, Canada	L1N 2B9
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 905-668-8886

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (x) No (-). The number of shares of the issuer's common stock, par value $.001 per share, outstanding as of May 16, 2016 was 3,000,000.

TABLE OF CONTENTS

AROGA HOLDING CORP., (F/K/A KMRB ACQUISITION CORP.)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Aroga Holding Corp.

(f/k/a KMRB ACQUISTION CORP.)

CONDENSED BALANCE SHEETS

	March 31, 2016		December 31, 2015
	(Unaudited)		(Audited)
Assets
Current assets
Cash	$	---	$	---
Total current assets		---		---
Total assets	$	---	$	---

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable		$1,806		$133
Notes payable, related party		21,698		17,298
Total current liabilities		23,504		17,431
Total liabilities		23,504		17,431
COMMITMENTS AND CONTINGENCIES

Shareholders' deficit
Preferred stock, $0.001 par value; 750,000,000 shares authorized no shares issued or outstanding		---		---
Common Stock, $0.001 par value, 900,000,000 shares authorized 3,000,000 and 3,000,000 shares issued and outstanding		3,000		3,000
Additional paid-in capital		(1,500)		(1,500)
Accumulated deficit		(25,004)		(18,931)
Total shareholders' deficit		(23,504)		(17,431)
Total liabilities and shareholders' deficit	$	---	$	---

 See notes to unaudited condensed financial statements.

Aroga Holding Corp.

(f/k/a KMRB ACQUISTION CORP.)

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)

REVENUE	$ ---	$ ---

OPERATING EXPENSES
Professional fees	6,073	1,000

Loss before income taxes	(6,073)	(1,000)

Income tax provision	---	---

Net loss	$(6,073)	$(1,000)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	3,000,000	3,000,000

 See notes to unaudited condensed financial statements.

Aroga Holding Corp.

(f/k/a KMRB ACQUISTION CORP.)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2016		2015
	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net loss		$(6,073)		$(1,000)
Adjustments to reconcile net loss to net cash in operating activities:
Accounts payable		1,673		1,000

Net cash used in operating activities		(4,400)		---

Cash flows from financing activities:
Proceeds from advance payable, related parties		4,400		---

Net cash provided by financing activities		4,400		---

Net change in cash and cash equivalents		---		---

Cash and cash equivalents:
Beginning of period		---		---

End of period	$	---	$	---

Supplemental cash flow information and noncash financing activities:
Cash paid during the period for:
Income taxes	$	---	$	---
Interest	$	---	$	---

Non-cash transactions:	$	---	$	---

 See notes to unaudited condensed financial statements.

Aroga Holding Corp.

(f/k/a KMRB ACQUISTION CORP.)

Statements of Changes in Shareholders' Deficit

For the Three months ended March 31, 2016 and Year Ended December 31, 2015

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2014 (Audited)	3,000,000	$3,000	$(1,500)	$(15,998)	$(14,498)

Net loss	---	---	---	(2,933)	(2,933)

Balance, December 31, 2015 (Audited)	3,000,000	$3,000	$(1,500)	$(18,931)	$(17,431)

Net loss	---	---	---	(6,073)	(6,073)

Balance, March 31, 2016 (Unaudited)	3,000,000	$3,000	$(1,500)	$(25,004)	$(23,504)

 See notes to unaudited condensed financial statements.

Aroga Holding Corp.

(f/k/a KMRB ACQUISTION CORP.)

Notes to Condensed Unaudited Financial Statements

NOTE 1. NATURE OF BUSINESS

Aroga Holding Corp., (f/k/a KMRB ACQUISITION CORP.) ("AROGA" or the "Company") was incorporated in Florida on August 4, 2011, with an objective to acquire, or merge with, an operating business. As of March 31, 2016, the Company had not yet commenced principal operations.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents at March 31, 2016 and December 31, 2015 were $-0- and $-0-, respectively.

CASH FLOWS REPORTING

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method ("Indirect method") as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

Aroga Holding Corp.

(f/k/a KMRB ACQUISTION CORP.)

Notes to Condensed Unaudited Financial Statements

FINANCIAL INSTRUMENTS

The Company's balance sheet includes certain financial instruments, including accounts payable and notes payable. The carrying amounts of current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under FASB ASC 740 "Income Taxes." Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of March 31, 2016 and December 31, 2015.

RELATED PARTIES

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Related party transactions for the periods ended March 31, 2016 and December 31, 2015 totaled $21,698 and $17,298, respectively consisting of advances payable.

SHARE-BASED EXPENSE

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights.Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Aroga Holding Corp.

(f/k/a KMRB ACQUISTION CORP.)

Notes to Condensed Unaudited Financial Statements

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

Share-based expense for the three months ended March 31, 2016 and 2015 was $0.

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share is calculated in accordance with FASB ASC 260, "Earnings Per Share." The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share. Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at March 31, 2016. As of March 31, 2016, the Company had no dilutive potential common shares.

COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of March 31, 2016 and December 31, 2015.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ ("ASC") is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Aroga Holding Corp.

(f/k/a KMRB ACQUISTION CORP.)

Notes to Condensed Unaudited Financial Statements

NOTE 3. GOING CONCERN

For the three months ended March 31, 2016 the Company had a net loss of $6,073. As of March 31, 2016 the Company had a working capital deficit of $23,504. The company has not generated any revenues to date.

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating cost and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan to obtain such resources for the Company include, obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

NOTE 4. INCOME TAXES

At March 31, 2016, the Company had a net operating loss carry–forward for Federal income tax purposes of $25,004 that may be offset against future taxable income through 2035. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company's net deferred tax assets of approximately $8,500, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the valuation allowance of $8,500.

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

Aroga Holding Corp.

(f/k/a KMRB ACQUISTION CORP.)

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

In support of the Company's efforts and cash requirements, it is relying on advances from its shareholders and related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. As of March 31, 2016, there has been $21,698 advanced from these related parties. The amounts are not documented by formalized demand notes and currently carries no repayment terms and are non-interest bearing. Management will review these arrangements, in future period, to determine if terms are required to be formalized to reflect the economic relationship. The balance due to the related party at March 31, 2016 and December 31, 2015 was $21,698 and $17,298, respectively.

The sole officer and director of the Company is involved in other businessactivities and may, in the future, become involved in other businessopportunities that become available. They may face a conflict in selectingbetween the Company and other business interests. The Company has not formulateda policy for the resolution of such conflicts.

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

Aroga Holding Corp.

(f/k/a KMRB ACQUISTION CORP.)

Notes to Condensed Unaudited Financial Statements

NOTE 7. NOTES PAYABLE – RELATED PARTY

Notes payable consisted of the following:

	March 31, 2016	December 31, 2015
Advances from Brian Kistler, a related party. The advance carries a 0% APR. Payments can be made at any time.	$15,498	$15,498

Advances from Aroga Technologies, a related party. The advance carries a 0% APR. Payments can be made at any time.	6,200	1,800
Total advances payable	$21,698	$17,298

Current portion	$21,698	$17,298

NOTE 8. COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 9. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date of the financial statements were issued, considered to be the date of filing with the Securities and Exchange Commission. Management has determined that there are no subsequent events to disclose.

Item 2. Management's Discussion and Analysis or Plan of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Aroga Holding Corp., (f/k/a KMRB ACQUISITION CORP.) ("AROGA" or the "Company") for the period ended March 31, 2016 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis or Plan of Operation contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As it is to the advantage of all current shareholders to advance our search for acquisition targets all shareholders will, through their personal networking, make known the objective of the company to potential prospective acquisition targets. Management, furthermore, will make known the availability of the company's public status to business brokers and consultants that are focused on mergers and acquisitions.

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

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity.

In addition, depending upon the transaction, the Company's current stockholders may be substantially diluted to less than 20% of the total issued and outstanding shares of the surviving entity and possibly even eliminated as stockholders by an acquisition. Current shareholders will seek to either maintain an equity interest in the surviving company or a cash payment in exchange for outstanding shares, or a combination thereof.

The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all, or a majority of, the Company's sole director may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

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

For a full description of our critical accounting policies, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2015 Annual Report on Form 10-K

Results of Operations for three months ended March 31, 2016 and March 31, 2015

Revenues

Total Revenue. Total revenues for the three months ended March 31, 2016 and 2015 were $-0- and $-0-, respectively.

Operating Expenses

Total Operating Expenses. Total operating expenses for the three months ended March 31, 2016 and 2015 were $6,073 and $1,000, respectively. Total operating expenses consisted of professional fees of $6,073 and $1,000, respectively. Professional fees expenses for the three-month period ended March 31, 2016 includes audit fee expense for $5000, being $2,500 relating to audit fees for each of the years ended December 31, 2015 and 2014.

Financial Condition

No material change in financial condition.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the three months ended March 31, 2016 and 2015 of $6,073 and $1,000, respectively. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently not able to meet our obligations as they come due. At March 31, 2016 we had a working capital deficit of $23,504. Our working capital deficit is due to the results of operations. Our majority shareholders have provided the financial resources to fund our operations; however, there are no commitments for future funding.

Net cash used in operating activities for the three months ended March 31, 2016 and 2015 was $4,400 and $-0-, respectively. Net cash used in operating activities includes our net income (loss) and accounts payable.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. Our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offering of our company's securities after the completion of this offering. We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933. See "Note 3 – Going Concern" in our financial statements for additional information as to the possibility that we may not be able to continue as a "going concern."

We have no known demands or commitments and are not aware of any events or uncertainties that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We are not aware of any trends or known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in material increases or decreases in liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of March 31, 2016.

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

Item 4. Controls and Procedures.

(a) Management's Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

With respect to the period ending March 31, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2016, the Company's management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company's limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by one individual, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. However, the Company's management, including its Principal Executive Officer and Principal Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting during the period ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

For a full discussion of controls and procedures refer to Item 9A, Controls and Procedures, in our 2015 Annual Report on Form 10K.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period ending March 31, 2016, the Company did not issue any unregistered shares of its common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Grove Bennett.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Rakesh Malhotra.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Grove Bennett and Rakesh Malhotra.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AROGA HOLDING CORP.

Date: May 16, 2016	By:	/s/ Grove Bennett
Grove Bennett
Principal Executive Officer

Date: May 16, 2016	By:	/s/ Rakesh Malhotra
Rakesh Malhotra
Principal Financial and Accounting Officer

