Form 10-Q
period 2016-06-30
Aroga Holding Corp.
filed 2016-08-03
CIK 1529804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

 905-668-8886

Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐.

The number of shares of the issuer's common stock, par value $.001 per share, outstanding as of July 31, 2016 was 75,000,000.

TABLE OF CONTENTS

AROGA HOLDING CORP.,

(F/K/A KMRB ACQUISITION CORP.)

2
Table of Content

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Aroga Holding Corp. (f/k/a KMRB ACQUISTION CORP.) CONDENSED BALANCE SHEETS
	June 30, 2016		December 31, 2015
	(Unaudited)		(Audited)
Assets
Current assets
Cash	$	---	$	---
Total current assets		---		---
Total assets	$	---	$	---

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable		$4,325		$133
Notes payable, related party		22,382		17,298
Total current liabilities		26,707		17,431
Total liabilities		26,707		17,431
COMMITMENTS AND CONTINGENCIES
Preferred stock, $0.001 par value; 750,000,000 shares authorized no shares issued or outstanding		---		---
Common Stock, $0.001 par value, 900,000,000 shares authorized 75,000,000 and 75,000,000 shares issued and outstanding		75,000		75,000
Additional paid-in capital		(73,500)		(73,500)
Accumulated deficit		(28,207)		(18,931)
Total shareholders' deficit		(26,707)		(17,431)
Total liabilities and shareholders' deficit	$	---	$	---

  See notes to unaudited condensed financial statements.

All references to common shares and per common share amounts have been retroactively adjusted to reflect the twenty five-for-one forward stock split which was effective June 22, 2016, unless otherwise noted.

3
Table of Content

AROGA HOLDING CORP. (F/K/A KMRB ACQUISITION CORP.) CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016		2015		2016		2015

REVENUE	$	---	$	---	$	---	$	---

OPERATING EXPENSES
Professional fees		3,203		---		9,276		1,000

Loss before income taxes		(3,203)		---		(9,276)		(1,000)

Income tax provision		---		---		---		---

Net loss		$(3,203)	$	---		$(9,276)		(1,000)

Net loss per common share – basic and diluted		$(0.00)		$(0.00)		$(0.00)		$(0.00)

Weighted average number of common shares outstanding – basic and diluted		75,000,000		75,000,000		75,000,000		75,000,000

See notes to unaudited condensed financial statements.

All references to common shares and per common share amounts have been retroactively adjusted to reflect the twenty five-for-one forward stock split which was effective June 22, 2016, unless otherwise noted.

4
Table of Content

AROGA HOLDING CORP. (F/K/A KMRB ACQUISITION CORP.) CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2016		2015
Cash flows from operating activities:
Net loss		$(9,276)		$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable		4,192		(1,500)

Net cash used in operating activities		(5,084)		(2,500)

Cash flows from financing activities:
Proceeds from advances payable, related parties		5,084		2,500

Net cash provided by financing activities		5,084		2,500

Net change in cash and cash equivalents		---		---

Cash and cash equivalents:
Beginning of period		---		---

End of period	$	---	$	---

Supplemental cash flow information and noncash financing activities:
Cash paid during the period for:
Income taxes	$	---	$	---
Interest	$	---	$	---

Non-cash transactions:	$	---	$	---

See notes to unaudited condensed financial statements.

All references to common shares and per common share amounts have been retroactively adjusted to reflect the twenty five-for-one forward stock split which was effective June 22, 2016, unless otherwise noted.

5
Table of Content

Aroga Holding Corp. (f/k/a KMRB ACQUISTION CORP.) Statements of Changes in Shareholders' Deficit For the Six months ended June 30, 2016 and Year Ended December 31, 2015

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2014 (Audited)	75,000,000	$75,000	$(73,500)	$(15,998)	$(14,498)

Net loss	---	---	---	(2,933)	(2,933)

Balance, December 31, 2015 (Audited)	75,000,000	$75,000	$(73,500)	$(18,931)	$(17,431)

Net loss	---	---	---	(9,276)	(9,276)

Balance, June 30, 2016 (Unaudited)	75,000,000	$75,000	$(73,500)	$(28,207)	$(26,707)

See notes to unaudited condensed financial statements.

All references to common shares and per common share amounts have been retroactively adjusted to reflect the twenty five-for-one forward stock split which was effective June 22, 2016, unless otherwise noted.

6
Table of Content

Aroga Holding Corp.

(f/k/a KMRB ACQUISTION CORP.)

Notes to Condensed Unaudited Financial Statements

NOTE 1. NATURE OF BUSINESS

Aroga Holding Corp., (f/k/a KMRB ACQUISITION CORP.) ("AROGA" or the "Company") was incorporated in Florida on August 4, 2011, with an objective to acquire, or merge with, an operating business. As of June 30, 2016, the Company had not yet commenced principal operations.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents at June 30, 2016 and December 31, 2015 were $-0- and $-0-, respectively.

All references to common shares and per common share amounts have been retroactively adjusted to reflect the twenty five-for-one forward stock split which was effective June 22, 2016, unless otherwise noted.

7
Table of Content

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under FASB ASC 740 "Income Taxes." Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of June 30, 2016 and December 31, 2015.

All references to common shares and per common share amounts have been retroactively adjusted to reflect the twenty five-for-one forward stock split which was effective June 22, 2016, unless otherwise noted.

8
Table of Content

RELATED PARTIES

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Related party transactions for the periods ended June 30, 2016 and December 31, 2015 totaled $22,382 and $17,298, respectively consisting of advances payable.

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

Share-based expense for the six months ended June 30, 2016 and 2015 was $0.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at June 30, 2016. As of June 30, 2016, the Company had no dilutive potential common shares.

COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of June 30, 2016 and December 31, 2015.

All references to common shares and per common share amounts have been retroactively adjusted to reflect the twenty five-for-one forward stock split which was effective June 22, 2016, unless otherwise noted.

9
Table of Content

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014,FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

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

NOTE 3. GOING CONCERN

For the six months ended June 30, 2016 the Company had a net loss of $9,276. As of June 30, 2016 the Company had a working capital deficit of $26,707. The company has not generated any revenues to date.

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

All references to common shares and per common share amounts have been retroactively adjusted to reflect the twenty five-for-one forward stock split which was effective June 22, 2016, unless otherwise noted.

10
Table of Content

NOTE 4. INCOME TAXES

At June 30, 2016, the Company had a net operating loss carry–forward for Federal income tax purposes of $28,207 that may be offset against future taxable income through 2035. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company's net deferred tax assets of approximately $9,590, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the valuation allowance of $9,590.

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

On June 22, 2016, the Board of Directors of the Company approved a forward stock split of twenty-five for one (25:1) of the Company's total issued and outstanding shares of common stock (the "Stock Split") Pursuant to the Company's Bylaws and the Florida Corporate Statutes, a vote by the Board of Directors is required to effect the Stock Split. As of the record date of June 22, 2016 the Company had 3,000,000 voting shares of common stock issued and outstanding. Post stock split the Company now has 75,000,000 shares of common stock

PREFERRED STOCK

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

All references to common shares and per common share amounts have been retroactively adjusted to reflect the twenty five-for-one forward stock split which was effective June 22, 2016, unless otherwise noted.

11
Table of Content

NOTE 6. RELATED PARTY TRANSACTIONS

In support of the Company's efforts and cash requirements, it is relying on advances from its shareholders and related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. As of June 30, 2016, there has been $22,382 advanced from these related parties. The amounts are not documented by formalized demand notes and currently carries no repayment terms and are non-interest bearing. Management will review these arrangements, in future period, to determine if terms are required to be formalized to reflect the economic relationship. The balance due to the related party at June 30, 2016 and December 31, 2015 was $22,382 and $17,298, respectively.

The CEO and director of the Company is involved in other businessactivities and may, in the future, become involved in other businessopportunities that become available. They may face a conflict in selectingbetween the Company and other business interests. The Company has not formulateda policy for the resolution of such conflicts.

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

NOTE 7. NOTES PAYABLE – RELATED PARTY

Notes payable consisted of the following:

	June 30, 2016	December 31, 2015
Advances from Brian Kistler, a related party. The advance carries a 0% APR. Payments can be made at any time.	$15,498	$15,498

Advances from Aroga Technologies, a related party. The advance carries a 0% APR. Payments can be made at any time.	6,884	1,800
Total advances payable	$22,382	$17,298

Current portion	$22,382	$17,298

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

All references to common shares and per common share amounts have been retroactively adjusted to reflect the twenty five-for-one forward stock split which was effective June 22, 2016, unless otherwise noted.

12
Table of Content

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Aroga Holding Corp., (f/k/a KMRB ACQUISITION CORP.) ("AROGA" or the "Company") for the period ended June 30, 2016 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis or Plan of Operation contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

All references to common shares and per common share amounts have been retroactively adjusted to reflect the twenty five-for-one forward stock split which was effective June 22, 2016, unless otherwise noted.

13
Table of Content

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

All references to common shares and per common share amounts have been retroactively adjusted to reflect the twenty five-for-one forward stock split which was effective June 22, 2016, unless otherwise noted.

14
Table of Content

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2015 Annual Report on Form 10-K

Results of Operations for three months ended June 30, 2016 and June 30, 2015

Revenues

Total Revenue. Total revenues for the three months ended June 30, 2016 and 2015 were $-0- and $-0-, respectively.

Operating Expenses

Total Operating Expenses. Total operating expenses for the three months ended June 30, 2016 and 2015 were $3,203 and $-0-, respectively. Total operating expenses consisted of professional fees of $3,203 and $-0-, respectively.

Results of Operations for six months ended June 30, 2016 and June 30, 2015

Revenues

Total Revenue. Total revenues for the six months ended June 30, 2016 and 2015 were $-0- and $-0-, respectively.

Operating Expenses

Total Operating Expenses. Total operating expenses for the six months ended June 30, 2016 and 2015 were $9,276 and $1,000, respectively. Total operating expenses consisted of professional fees of $9,276 and $1,000, respectively.

Financial Condition

No material change in financial condition.

All references to common shares and per common share amounts have been retroactively adjusted to reflect the twenty five-for-one forward stock split which was effective June 22, 2016, unless otherwise noted.

15
Table of Content

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the six months ended June 30, 2016 and 2015 of $9,276 and $1,000, respectively. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently not able to meet our obligations as they come due. At June 30, 2016 we had a working capital deficit of $26,707. Our working capital deficit is due to the results of operations. Our majority shareholders have provided the financial resources to fund our operations; however, there are no commitments for future funding.

Net cash used in operating activities for the six months ended June 30, 2016 and 2015 was $(5,084) and $(2,500), respectively. Net cash used in operating activities includes our net income (loss) and accounts payable.

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

Capital Resources.

We had no material commitments for capital expenditures as of June 30, 2016.

Off-Balance Sheet Arrangements

We have made no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

All references to common shares and per common share amounts have been retroactively adjusted to reflect the twenty five-for-one forward stock split which was effective June 22, 2016, unless otherwise noted.

16
Table of Content

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

With respect to the period ending June 30, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

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

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting during the period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

For a full discussion of controls and procedures refer to Item 9A, Controls and Procedures, in our 2015 Annual Report on Form 10K.

All references to common shares and per common share amounts have been retroactively adjusted to reflect the twenty five-for-one forward stock split which was effective June 22, 2016, unless otherwise noted.

17
Table of Content

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period ending June 30, 2016, the Company did not issue any unregistered shares of its common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Grove Bennett.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Rakesh Malhotra.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Grove Bennett and Rakesh Malhotra.

101	XBRL Interactive Data Files

All references to common shares and per common share amounts have been retroactively adjusted to reflect the twenty five-for-one forward stock split which was effective June 22, 2016, unless otherwise noted.

18
Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AROGA HOLDING CORP.

Date: August 2, 2016	By:	/s/ Grove Bennett
Grove Bennett, Principal Executive Officer

Date: August 2, 2016	By:	/s/ Rakesh Malhotra
Rakesh Malhotra, Principal Financial and Accounting Officer

All references to common shares and per common share amounts have been retroactively adjusted to reflect the twenty five-for-one forward stock split which was effective June 22, 2016, unless otherwise noted.

19