Form 10-Q
period 2016-09-30
Aroga Holding Corp.
filed 2016-11-15
CIK 1529804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Registrant’s telephone number, including area code 905-668-8886

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

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of November 10, 2016 was 75,000,000.

AROGA HOLDING CORP.

Part I. Financial Information

Item 1. Financial Statements.

Aroga Holding Corp.

CONDENSED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$-	$-
Total current assets	-	-
Total assets	$-	$-

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$7,542	$133
Notes payable, related party	22,382	17,298
Total current liabilities	29,924	17,431
Total liabilities	29,924	17,431

COMMITMENTS AND CONTINGENCIES
Preferred stock, $0.001 par value; 750,000,000 shares authorized no shares issued or outstanding	-	-
Common Stock, $0.001 par value, 900,000,000 shares authorized 75,000,000 and 75,000,000 shares issued and outstanding	75,000	75,000
Additional paid-in capital	(73,500)	(73,500)
Accumulated deficit	(31,424)	(18,931)
Total shareholders’ deficit	(29,924)	(17,431)
Total liabilities and shareholders’ deficit	$-	$-

See notes to unaudited condensed financial statements.

All references to common shares and per common share amounts have been retroactively adjusted to reflect the twenty five-for-one forward stock split which was effective June 22, 2016, unless otherwise noted

AROGA HOLDING CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	3,217	600	12,493	1,600

Loss before income taxes	(3,217)	(600)	(12,493)	(1,600)

Income tax provision	-	-	-	-

Net loss	$(3,217)	$(600)	$(12,493)	(1,600)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	75,000,000	75,000,000	75,000,000	75,000,000

See notes to unaudited condensed financial statements.

All references to common shares and per common share amounts have been retroactively adjusted to reflect the twenty five-for-one forward stock split which was effective June 22, 2016, unless otherwise noted

AROGA HOLDING CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(12,493)	$(1,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable	7,409	(7,847)

Net cash used in operating activities	(5,084)	(9,447)

Cash flows from financing activities:
Proceeds from advances payable, related parties	5,084	9,447

Net cash provided by financing activities	5,084	9,447

Net change in cash and cash equivalents	-	-

Cash and cash equivalents:
Beginning of period	-	-

End of period	$-	$-

Supplemental cash flow information and noncash financing activities:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

Non-cash transactions:	$-	$-

See notes to unaudited condensed financial statements.

All references to common shares and per common share amounts have been retroactively adjusted to reflect the twenty five-for-one forward stock split which was effective June 22, 2016, unless otherwise noted

Aroga Holding Corp.

Statements of Changes in Shareholders’ Deficit

For the Nine months ended September 30, 2016 (Unaudited) and Year Ended December 31, 2015 (Audited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2014 (Audited)	75,000,000	$75,000	$(73,500)	$(15,998)	$(14,498)

Net loss	-	-	-	(2,933)	(2,933)

Balance, December 31, 2015 (Audited)	75,000,000	$75,000	$(73,500)	$(18,931)	$(17,431)

Net loss	-	-	-	(12,493)	(12,493)

Balance, September 30, 2016 (Unaudited)	75,000,000	$75,000	$(73,500)	$(31,424)	$(29,924)

See notes to unaudited condensed financial statements.

All references to common shares and per common share amounts have been retroactively adjusted to reflect the twenty five-for-one forward stock split which was effective June 22, 2016, unless otherwise noted

Aroga Holding Corp.

Notes to Condensed Unaudited Financial Statements

NOTE 1. NATURE OF BUSINESS

Aroga Holding Corp., (f/k/a KMRB ACQUISITION CORP.) (“AROGA” or the “Company”) was incorporated in Florida on August 4, 2011, with an objective to acquire, or merge with, an operating business. As of September 30, 2016, the Company had not yet commenced principal operations.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents at September 30, 2016 and December 31, 2015 were $-0- and $-0-, respectively.

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

All references to common shares and per common share amounts have been retroactively adjusted to reflect the twenty five-for-one forward stock split which was effective June 22, 2016, unless otherwise noted

Aroga Holding Corp.

Notes to Condensed Unaudited Financial Statements

FINANCIAL INSTRUMENTS

The Company’s balance sheet includes certain financial instruments, including accounts payable and notes payable. The carrying amounts of current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under FASB ASC 740 “Income Taxes.” Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of September 30, 2016 and December 31, 2015.

RELATED PARTIES

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Related party transactions for the periods ended September 30, 2016 and December 31, 2015 totaled $22,382 and $17,298, respectively consisting of advances payable.

All references to common shares and per common share amounts have been retroactively adjusted to reflect the twenty five-for-one forward stock split which was effective June 22, 2016, unless otherwise noted

Aroga Holding Corp.

Notes to Condensed Unaudited Financial Statements

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

Share-based expense for the nine months ended September 30, 2016 and 2015 was $0.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at September 30, 2016. As of September 30, 2016, the Company had no dilutive potential common shares.

COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of September 30, 2016 and December 31, 2015.

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

All references to common shares and per common share amounts have been retroactively adjusted to reflect the twenty five-for-one forward stock split which was effective June 22, 2016, unless otherwise noted

Aroga Holding Corp.

Notes to Condensed Unaudited Financial Statements

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

NOTE 3. GOING CONCERN

For the nine months ended September 30, 2016 the Company had a net loss of $12,493. As of September 30, 2016, the Company had a working capital deficit of $29,924. The company has not generated any revenues to date.

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

NOTE 4. INCOME TAXES

At September 30, 2016, the Company had a net operating loss carry–forward for Federal income tax purposes of $31,424 that may be offset against future taxable income through 2035. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $10,680, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the valuation allowance of $10,680.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

All references to common shares and per common share amounts have been retroactively adjusted to reflect the twenty five-for-one forward stock split which was effective June 22, 2016, unless otherwise noted

Aroga Holding Corp.

Notes to Condensed Unaudited Financial Statements

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

On June 22, 2016, the Board of Directors of the Company approved a forward stock split of twenty-five for one (25:1) of the Company's total issued and outstanding shares of common stock (the “Stock Split”) Pursuant to the Company's Bylaws and the Florida Corporate Statutes, a vote by the Board of Directors is required to effect the Stock Split. As of the record date of June 22, 2016 the Company had 3,000,000 voting shares of common stock issued and outstanding. Post stock split the Company now has 75,000,000 shares of common stock

PREFERRED STOCK

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

NOTE 6. RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it is relying on advances from its shareholders and related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. As of September 30, 2016, there has been $22,382 advanced from these related parties. The amounts are not documented by formalized demand notes and currently carries no repayment terms and are non-interest bearing. Management will review these arrangements, in future period, to determine if terms are required to be formalized to reflect the economic relationship. The balance due to the related party at September 30, 2016 and December 31, 2015 was $22,382 and $17,298, respectively.

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

All references to common shares and per common share amounts have been retroactively adjusted to reflect the twenty five-for-one forward stock split which was effective June 22, 2016, unless otherwise noted

Aroga Holding Corp.

Notes to Condensed Unaudited Financial Statements

NOTE 7 NOTES PAYABLE – RELATED PARTY

Notes payable consisted of the following:

	September 30, 2016	December 31, 2015
Advances from Brian Kistler, a related party. The advance carries a 0% APR. Payments can be made at any time. .	$15,498	$15,498

Advances from Aroga Technologies, a related party. The advance carries a 0% APR. Payments can be made at any time.	6,884	1,800
Total advances payable	$22,382	$17,298

Current portion	$22,382	$17,298

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

forward stock split which was effective June 22, 2016, unless otherwise noted

Item 2. Management’s Discussion and Analysis or Plan of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Aroga Holding Corp., (f/k/a KMRB ACQUISITION CORP.) (“AROGA” or the “Company”) for the period ended September 30, 2016 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis or Plan of Operation contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company was formed as a vehicle to pursue a business combination and is working towards the identification of business acquisitions for 2017. The Company has not entered into a letter of intent concerning any target business at this time. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

forward stock split which was effective June 22, 2016, unless otherwise noted

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Annual Report on Form 10-K

All references to common shares and per common share amounts have been retroactively adjusted to reflect the twenty five-for-one forward stock split which was effective June 22, 2016, unless otherwise noted

Results of Operations for three months ended September 30, 2016 and September 30, 2015

Revenues

Total Revenue. Total revenues for the three months ended September 30, 2016 and 2015 were $-0- and $-0-, respectively.

Operating Expenses

Total Operating Expenses. Total operating expenses for the three months ended September 30, 2016 and 2015 were $3,217 and $600, respectively. Total operating expenses consisted of professional fees of $3,217 and $600, respectively.

Results of Operations for nine months ended September 30, 2016 and September 30, 2015

Revenues

Total Revenue. Total revenues for the nine months ended September 30, 2016 and 2015 were $-0- and $-0-, respectively.

Operating Expenses

Total Operating Expenses. Total operating expenses for the nine months ended September 30, 2016 and 2015 were $12,493 and $1,600, respectively. Total operating expenses consisted of professional fees of $12,493 and $1,600, respectively.

Financial Condition

No material change in financial condition.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the nine months ended September 30, 2016 and 2015 of $12,493 and $1,600, respectively. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently not able to meet our obligations as they come due. At September 30, 2016, we had a working capital deficit of $29,924. Our working capital deficit is due to the results of operations. Our majority shareholders have provided the financial resources to fund our operations; however, there are no commitments for future funding.

Net cash used in operating activities for the nine months ended September 30, 2016 and 2015 was $(5,084) and $(9,447), respectively. Net cash used in operating activities includes our net income (loss) and accounts payable.

All references to common shares and per common share amounts have been retroactively adjusted to reflect the twenty five-for-one forward stock split which was effective June 22, 2016, unless otherwise noted

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

Capital Resources.

We had no material commitments for capital expenditures as of September 30, 2016.

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

With respect to the period ending September 30, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

All references to common shares and per common share amounts have been retroactively adjusted to reflect the twenty five-for-one forward stock split which was effective June 22, 2016, unless otherwise noted

Based upon our evaluation regarding the period ending September 30, 2016, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by one individual, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended

September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

For a full discussion of controls and procedures refer to Item 9A, Controls and Procedures, in our 2015 Annual Report on Form 10K.

All references to common shares and per common share amounts have been retroactively adjusted to reflect the twenty five-for-one forward stock split which was effective June 22, 2016, unless otherwise noted

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending September 30, 2016, the Company did not issue any unregistered shares of its common stock.

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

forward stock split which was effective June 22, 2016, unless otherwise noted

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AROGA HOLDING CORP.

Date: November 14, 2016	By:	/s/ Grove Bennett
Grove Bennett
Principal Executive Officer

Date: November 14, 2016	By:	/s/ Rakesh Malhotra
Rakesh Malhotra
Principal Financial and Accounting

All references to common shares and per common share amounts have been retroactively adjusted to reflect the twenty five-for-one forward stock split which was effective June 22, 2016, unless otherwise noted

