Form 10-K
period 2016-12-31
Aroga Holding Corp.
filed 2017-04-04
CIK 1529804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

The number of shares outstanding of the issuer’s Common Stock, $.001 par value, as of March 28, 2017 was 75,000,000 shares

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

Fiscal Year Ended December 31, 2016

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of Aroga Holding Corp. for the year ended December 31, 2016 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

PART I

Item 1. Business

Aroga Holding Corp. (“we”, “us”, “our”, or the “Company”) was incorporated in the State of Florida on August 4, 2011. Since inception, which was August 4, 2011, the Company has been engaged in organizational efforts and obtaining initial financing. The Company selected December 31 as its fiscal year end.

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

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company was formed as a vehicle to pursue a business combination and is working towards the identifications of business acquisitions in 2017. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

We presently have no employees apart from our management. On January 23, 2017, a meeting was held to appoint additional Directors of the Corporation. Mr. Grove Bennett, Chief Executive Officer for the Company and Chairman of the Board announced the appointment of Todd Ramsey, Ian Kennedy-Compston, Steve Barclay, George Vandenberg and Christos Couloubis to the Board of Directors of Aroga Holding Corp.

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

On December 31, 2016, there were 4 shareholders of record of our common stock.

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

Our Business Overview

Aroga Holding Corp. (“we”, “us”, “our”, or the “Company”) was incorporated in the State of Florida on August 4, 2011. Since inception, which was August 4, 2011, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and is working towards the identifications of business acquisitions in 2017. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company selected December 31 as its fiscal year end.

Plan of Operation

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company was formed as a vehicle to pursue a business combination and is working towards the identifications of business acquisitions in 2017. The Company has not entered into a letter of intent concerning any target business at this time. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

We anticipate that our cost for filing Exchange Act reports for the next 12 months will be approximately $15,000. We believe we will be able to meet these costs through loaned by or invested in us by our stockholders, management or other investors.

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

Results of Operations for the year ended December 31, 2016 and 2015.

Operating Expenses

Total Operating Expenses. Total operating expenses for the year ended December 31, 2016 and 2015 were $16,493 and $2,933, respectively. Total operating expenses consisted of professional fees of $16,493 and $2,933, respectively.

Financial Condition

Total Assets. Total assets at December 31, 2016 and 2015 were $0 and $0, respectively.

Total Liabilities. Total liabilities at December 31, 2016 and 2015 were $33,924 and $17,431, respectively. Total liabilities at December 31, 2016 and 2015 consisted of accounts payable of $4,160 and $133, respectively and note payable to related parties of $29,764 and $17,298, respectively.

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $16,493 for the year ended December 31, 2016 and $2,933 for the year ended December 31, 2015. The Company has an accumulated loss of $35,424 as of December 31, 2016. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently not able to meet our obligations as they come due. At December 31, 2016 we had no assets and working capital deficit of $33,924. Our working capital deficit is due to the results of operations. Our majority shareholders have provided the financial resources to fund our operations; however, there are no commitments for future funding.

Net cash used in operating activities for the year ended December 31, 2016 and 2015 was ($12,466) and ($11,247), respectively. Net cash used in operating activities includes our net income (loss) and accounts payable.

Net cash provided by financing activities for the year ended December 31, 2016 and 2015 was $12,466 and $11,247, respectively. Net cash provided by financing activities includes the proceeds from notes payable related parties of $12,466 and $11,247, respectively.

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

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2016 and 2015.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Item 9A. Controls and Procedures

(a) Management’s Annual Report on Internal Control over Financial Reporting

The Chief Executive Officer and Chief Financial Officer of the Company are responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with the U.S. generally accepted accounting principles.

As of December 31, 2016, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, Chief Executive Officer and Chief Financial Officer concluded that our financial disclosure controls and procedures were not effective so as to timely identify correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, Chief Executive Officer and Chief Financial Officer believes that the financial statements and other information presented herewith are materially correct.

The matters involving internal controls and procedures that our Chief Executive Officer and Chief Financial Officer considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and (2) inadequate segregation of duties consistent with control objectives;

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

Name	Age	Position
Grove Bennett	43	Chairman of the Board of Directors (1)
Todd Ramsey	43	President and Director (2)
Rakesh Malhotra	60	Chief Financial Officer (3)
Ian Kennedy-Compston	57	Chief Technology Officer and Director (4)
Steven Barclay	44	Director (5)
George Vandenberg	71	Director (6)
Christos Couloubis	37	Director (7)

Background of Executive Officers and Directors

On July 31, 2015 Brian Kistler resigned and Grove Bennett was appointed Chief Executive Officer for the Company and Chairman of the Board. On January 23, 2017 a meeting was held to appoint additional Directors of the Corporation. Mr. Grove Bennett, Chief Executive Officer for the Company and Chairman of the Board announced the appointment of Todd Ramsey, Ian Kennedy-Compston, Steve Barclay, George Vandenberg and Christos Couloubis to the Board of Directors of Aroga Holding Corp. The background information for each individual is set forth below. There are no employment agreements at this time.

The background information for Mr. Bennett is set forth below. There is no employment agreement at this time.

(1) Mr. Grove Bennett is an entrepreneur specialized in leading edge businesses that are technology based. Having the experience of running private and public companies, from operations, manufacturing, business development, finance and customer relations. Prior to becoming the Chief Executive Officer (CEO) and Partner of Aroga Technologies Ltd. (Aroga) in July of 2014, Grove had a long history as an entrepreneur. He established his first business, a retail & wholesale sporting goods company servicing recreational & professional sporting activities such as ice hockey, snow skiing and soccer and later established a clothing manufacturing company to service the same industries in Australia. Grove successfully established relationships with companies such as Bauer, Nike, American Express and professional sporting associations such as the South Melbourne Soccer Club throughout the development of his owned and operated family businesses.

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

(2) Mr. Todd Ramsey brings over 23 years of business management with experience in complex mergers and acquisitions, building and managing high performance teams, business controls, as well as creating and executing high growth strategies.

Mr. Ramsey holds a MBA from the University of Phoenix, a BEd from the University of Toronto, and a B.A. (Honours) from the University of Western Ontario. Having built, owned, and sold several businesses, he was recruited by IBM to lead the operations for a Canadian business unit and participate in a key acquisition. His team building expertise was leveraged further as he built national, North American and global teams for IBM. At Bell Canada as the Regional VP of Integrated Communication and Technology Sales he led the integration of the staff from 16 acquisitions into one cohesive unit responsible for 500 million in annual recognized revenue. His strategy and execution expertise was leveraged by Cogeco when they acquired Toronto Hydro Telecom and created Cogeco Data Services. In his role as the Executive Team Lead Sales, he built the organization that grew the business unit revenues by over one thousand percent in a two year period. As part of a venture capital team he then led the expansion of an Atlantic Canada based energy company into the Ontario marketplace before creating and leading the expansion strategy of Whitby Hydro Energy Services in the Ontario market.

Local community involvement is important to Mr. Ramsey and since 2008 he has served as a Trustee for Grandview Children’s Centre (Grandview Kids) in Oshawa, Ontario. He has chaired the Priorities and Performance Committee (responsible for the strategic plan and accreditation as well as advocacy), been a member of the Executive Committee, and chaired the Finance and Facilities Committee. He is presently their Treasurer.

(3) Mr. Rakesh Malhotra is the Company’s Chief Financial Officer. Mr. Malhotra is a United States Certified Public Accountant (CPA) and a Canadian Accountant (CPA, CA). Mr. Malhotra graduated with Bachelor of Commerce (Honors) degree from the University of Delhi (India) and has served as CFO and consultant to various public Companies in USA and Canada.

(4) Mr. Ian Kennedy-Compston has a long corporate career in IT, starting in 1982 with Hewlett Packard.He holds an honours degree in Electronic Engineering, and additionally hold an MBA and DMS (Diploma of Management Studies). He has had a very successful career in sales, marketing and business development, and has a strong corporate pedigree, working for tier 1 IT companies – e.g. Hewlett Packard, Sun Microsystems, Business Objects, Informatica and VMware. He has a wide knowledge and experience of several IT areas of specialization. He has also been successful in running his own media business and selling google applications. He has a keen interest in renewable energy, and his domain knowledge is in mobile and fixed telecommunications.

(5) Mr. Steven Barclay is a respected voice in Canada in the field of assistive technology (AT). Educated in computer technology, Steve joined Aroga as the company's first employee to manage its service and customer relations department. In July of 2014 Steve became the company's Chief Operating Officer (COO). Steve had previously worked in or managed every department of the company, most recently as the Vice President of Sales and Marketing.

Steve has a passion for matching technologies to individual needs of people while working closely with education systems, school boards, government funding agencies and technology assessors. Steve is a coauthor of Fostering Independence through Refreshable Braille Technology, a research project funded by Human Resources Development Canada through the Office of Learning Technology. He is a founding member of the Children's Low Vision Project of British Columbia, a program that assesses children's vision needs in a classroom environment and provides technologies to assist with education. He has been a past organizer and volunteer for the Bowen Island Technology Camp, a partnership between Aroga, SETBC Special Education Technology BC and CNIB – Canadian National Institute for the Blind. He has also been a volunteer at Space Camp for Interested Visually Impaired Students, a program offered for blind and visually impaired children in Huntsville Alabama.

(6) Mr. George Vandenberg is a chartered accountant since 1978 (Ontario), Mr. Vandenberg obtained his US designation in 2003 (CPA, Illinois) and his CA in 2013 (Ontario). Mr. Vandenberg has had a long, successful career both as a CFO and as a member of many for profit and not for profit Boards. Having worked for accounting firms, security firms and chartered banks as well as participated in the creation of and operation of several public accountancy firms Mr. Vandenberg has had the opportunity to work in all aspects of accounting, audit and financing.

Since 2005, Mr. Vandenberg has served on the Board of Directors of the Durham Christian Homes Society Inc., the umbrella organization for a group of four operating entities providing independent living and long term care for seniors in Durham Region. He has served as Treasurer, Chair of Finance Committee, Chair of Governance Committee, member of both the Executive Committee and the Transition Committee. He is presently a member of the Finance Committee.

(7) Mr. Christos Couloubis is President at CREM Consulting, is an entrepreneur and investor with over 10 years of professional experience, including 8 years of engineering consulting and 5 years in college teaching engineering. Chris has extensive experience and knowledge in many areas of commercial real estate, from project management, consulting with sellers and buyers, to raising equity and debt for developers and international buyers. Chris will have accountability for Aroga Holding Corp’s capital requirements including working directly with the Venture Capital Community.

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

We do not have an audit committee but have subsequent to the year, in January 2017 appointed additional board of directors. We expect to form such a committee composed of our non-employee directors. Despite the absence of an audit committee, those members of the board of directors that would otherwise be on our audit committee will continue to analyze and investigate our actual and potential businesses prospects as members of our board of directors.

Item 11. Executive Compensation

The following table sets forth information concerning the annual and long term compensation of our Chief Executive Officer, Chief Financial officer and other executive officers who served at the end of the fiscal year December 31, 2016, for services rendered in all capacities to us. The listed individuals shall hereinafter be referred to as the “Named Executive Officers.” Currently, we have no employment agreements with any of our Directors or Officers. Directors were not paid any compensation. Compensation for the future will be determined when and if additional funding is obtained.

Summary Compensation Table - Officers

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and principal		Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive plan Compensation	Nonqualified Deferred compensation earnings	All other Compensation	Total
position (1)	Year	($)	($)	($)	($)	($)	($)	($)	($)
Grove Bennett, CEO	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Rakesh Malhotra, CFO	2016	-0-	-0-	-0-	-0-	-0-	-0-	3,000	3,000
	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There is no employment contract with Mr. Bennett or with Mr. Malhotra at this time. Nor are there any agreements for compensation in the future. A salary and stock option and/or warrants program may be developed in the future.

Director Compensation

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Grove Bennett	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Compensation Committee Interlocks and Insider Participation

As of date, our Board of Directors consists of six directors. At present, the Board of Directors has not established any committees.

Director Compensation

There are currently no compensation arrangements in place for members of the board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2016, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner (2)*	Percent of Class (3)
Common Stock	Aroga Technologies 310 Hopkins Street Whitby, ON, Canada	71,250,000	95.00%

Common Stock	Brian K. Kistler 8200 Seminole Blvd. Seminole, FL 33772	1,250,000	1.67%

Common Stock	Robin W. Hunt 8200 Seminole Blvd. Seminole, FL 33772	1,250,000	1.67%

Common Stock	Nancy Hunt 8200 Seminole Blvd. Seminole, FL 33772	1,250,000	1.66%

Common Stock	All beneficial owners, Executive Officers and Directors as a Group (1)	3,000,000	100%

_____________

(1)	Grove Bennett, the Company’s Chief Executive Officer is the majority owner of Aroga Technologies.

(2)	The percentages are based on of 75,000,000 shares of common stock issued and outstanding as of the date of this report

(3)	A total of 75,000,000 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d) (1).

*

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

On July 15, 2015, Aroga Technologies acquired from Company shareholders, Robin W. Hunt, Nancy Hunt, and Brian Kistler a control block of stock in the Company consisting of two million eight hundred fifty thousand (2,850,000) shares of restricted common stock of the Company for $25,000. Aroga Technologies utilized its own funds to acquire the shares of common stock of the Company. As a result of this acquisition, Aroga Technologies owns 95% of the issued and outstanding shares of common stock of the Company

On July 31, 2015 Brian Kistler resigned and Grove Bennett was appointed Chief Executive Officer for the Company and Chairman of the Board. On January 23, 2017, a meeting was held to appoint additional Directors of the Corporation. Mr. Grove Bennett, Chief Executive Officer for the Company and Chairman of the Board announced the appointment of Todd Ramsey, Ian Kennedy-Compston, Steve Barclay, George Vandenberg and Christos Couloubis to the Board of Directors of Aroga Holding Corp.

As of December 31, 2016, there has been $29,764 advanced from these related parties. The amounts are documented with demand notes that carries no repayment terms are non-interest bearing. Management will review these arrangements, in future period, to determine if terms are required to be formalized to reflect the economic relationship. The balance due to the related parties at December 31, 2016 and December 31, 2015 was $29,764 and $17,298, respectively.

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

Given the nature of our company, its limited shareholder base and the current composition of management, the Board of Directors does not believe that we require any corporate governance committees at this time. The Board of Directors takes the position that management of a target business will establish:

•	Its own Board of Directors

•	Establish its own definition of “independent” as related to directors and nominees for directors,

•	Establish committees that will be suitable for its operations after the Company consummates a business combination

Item 14. Principal Accounting Fees and Services

	2016	2015
Audit fees	8,600	2,500
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

Audit fees represent amounts billed for professional services rendered for the audit of the Company’s annual financial statements. Audit-Related fees represent amounts billed for the services related to the reviews of the Company 10-Q reports.

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

Signatures

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of April, 2017.

SIGNATURE	TITLE	DATE

/s/ Grove Bennett	Chief Executive Officer	April 4, 2017
Grove Bennett	and Chairman of the Board of Directors

/s/ Rakesh Malhotra	Chief Financial Officer	April 4, 2017
Rakesh Malhotra

/s/ Grove Bennett	Chief Executive Officer	April 4, 2017
Grove Bennett	and Chairman of the Board of Directors

/s/ Todd Ramsey	President and Director	April 4, 2017
Todd Ramsey

/s/ Ian Kennedy-Compston	Director	April 4, 2017
Ian Kennedy-Compston

Steven Barclay	Director
Steven Barclay

/s/ George Vandenberg	Director	April 4, 2017
George Vandenberg

Christos Couloubis	Director
Christos Couloubis

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

NONE

AROGA HOLDING CORP.

Green & Company, CPAs
A PCAOB Registered Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Aroga Holding Corporation

We have audited the accompanying balance sheets of Aroga Holding Corporation as of December 31, 2016, and 2015 and the related statement of operations, shareholders’ deficit, and cash flows for the year ended December 31, 2016 and 2015, respectively. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aroga Holding Corporation as of December 31, 2016 and December 31, 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Green & Company, CPAs

Green & Company, CPAs

Tampa, Florida

April 4, 2017

10320 N 56th Street, Suite 330	Tampa, FL 33617	813.606.4388

Aroga Holding Corp.

BALANCE SHEETS

	December 31, 2016	December 31, 2015

Assets
Current assets
Cash	$-	$-
Total current assets	-	-
Total assets	$-	$-

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$4,160	$133
Notes Payable, related party	29,764	17,298
Total current liabilities	33,924	17,431
Total liabilities	33,924	17,431

Shareholders’ deficit
Preferred stock, $0.001 par value; 750,000,000 shares authorized no shares issued or outstanding	-	-
Common Stock, $0.001 par value, 900,000,000 shares authorized 75,000,000 and 75,000,000 shares issued and outstanding*	75,000	75,000
Additional paid-in capital	(73,500)	(73,500)
Accumulated deficit	(35,424)	(18,931)
Total shareholders’ deficit	(33,924)	(17,431)
Total liabilities and shareholders’ deficit	$-	$-

See notes to financial statements

*	All references to common shares and per common share amounts have been retroactively adjusted to reflect the twenty five-for-one forward stock split which was effective June 22, 2016, unless otherwise noted.

Aroga Holding Corp.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2016	2015

REVENUE	$-	$-

OPERATING EXPENSES
Professional fees	16,493	2,933

Loss before income taxes	(16,493)	(2,933)

Income tax provision	-	-

Net loss	$(16,493)	$(2,933)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted*	75,000,000	75,000,000

See notes to financial statements.

*	All references to common shares and per common share amounts have been retroactively adjusted to reflect the twenty five-for-one forward stock split which was effective June 22, 2016, unless otherwise noted.

Aroga Holding Corp.

Statements of Changes in Shareholders’ Deficit

For the Years Ended December 31, 2016 and 2015

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares*	Amount*	Capital*	Deficit	Equity

Balance, December 31, 2014	75,000,000	$75,000	$(73,500)	$(15,998)	$(14,498)

Net loss	-	-	-	(2,933)	(2,933)

Balance, December 31, 2015	75,000,000	$75,000	$(73,500)	$(18,931)	$(17,431)

Net loss	-	-	-	(16,493)	(16,493)

Balance, December 31, 2016	75,000,000	$75,000	$(73,500)	$(35,424)	$(33,924)

See notes to financial statements.

*	All references to common shares and per common share amounts have been retroactively adjusted to reflect the twenty five-for-one forward stock split which was effective June 22, 2016, unless otherwise noted.

Aroga Holding Corp.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(16,493)	$(2,933)
Adjustments to reconcile net loss to net cash in operating activities:
Accounts payable	4,027	(8,314)

Net cash used in operating activities	(12,466)	(11,247)

Cash flows from financing activities:
Proceeds from advance payable, related parties	12,466	11,247

Net cash provided by financing activities	12,466	11,247

Net change in cash and cash equivalents	-	-

Cash and cash equivalents:
Beginning of period	-	-

End of period	$-	$-

Supplemental cash flow information and noncash financing activities:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

See notes to financial statements.

Aroga Holding Corp.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS

Aroga Holding Corp., (“AROGA” or the “Company”) was incorporated in Florida on August 4, 2011, with an objective to acquire, or merge with, an operating business. As of December 31, 2016, the Company had not yet commenced principal operations.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents at December 31, 2016 and 2015 were $0 and $0, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Aroga Holding Corp.

NOTES TO FINANCIAL STATEMENTS

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under FASB ASC 740 “Income Taxes.” Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of December 31, 2016 and 2015.

RELATED PARTIES

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Related party transactions for the periods ended December 31, 2016 and December 31, 2015 totaled $29,764 and $17,298, respectively consisting of advances payable.

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

Share-based expense for the years ended December 31, 2016 and 2015 was $0.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2016 and 2015. As of December 31, 2016 and 2015, the Company had no dilutive potential common shares.

Aroga Holding Corp.

NOTES TO FINANCIAL STATEMENTS

COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of December 31, 2016 and 2015.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2015, the FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items" (ASU 2015-01). The amendments in ASU 2015-01 eliminate the GAAP concept of extraordinary items and no longer requires that transactions that met the criteria for classification as extraordinary items be separately classified and reported in the financial statements. ASU 2015-01 retains the presentation and disclosure guidance for items that are unusual in nature or occur infrequently and expands them to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 will become effective in fiscal 2017. The Company is in the process of evaluating the amendments to determine if they have a material impact on the Company’s financial position, results of operations or cash flow.

In July 2015, the FASB issued guidance which requires all inventories, except those using the last-in, first-out or retail methods, to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The guidance is not expected to have a material impact in the financial results.

In May 2015, the FASB issued guidance which removed the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also removed the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The guidance was a change in disclosure only and will not have an impact in the financial results.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” as part of its simplification initiative. Under the ASU, organizations that present a classified balance sheet are required to classify all deferred taxes as noncurrent assets or noncurrent liabilities. ASU No. 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is in the process of evaluating the amendments to determine if they have a material impact on the Company’s financial position, results of operations or cash flow.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). The FASB issued the update to require the recognition of lease assets and liabilities on the balance sheet of lessees. ASU 2016-02is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 requires a modified retrospective transition method with the option to elect a package of practical expedients. Early adoption is permitted. The Company is evaluating the effect that ASU 2016-02 will have on its financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08). The FASB issued the amendment to clarify the implementation guidance on principal versus agent considerations. The effective date and transition requirements for the amendments in this update is for annual reporting period beginning after December 15, 2017. The Company is evaluating the effect that ASU 2016-08 will have on its financial statements and related disclosures.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (ASU 2016-10). The FASB issued the amendment to clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The effective date and transition requirements for the amendments in this update is for annual reporting periods beginning after December 15, 2016 The Company is evaluating the effect that ASU 2016-10 will have on its financial statements and related disclosures.

Aroga Holding Corp.

NOTES TO FINANCIAL STATEMENTS

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (ASU 2016-12). The FASB issued the amendment to improve Topic 606 by reducing the potential for diversity in practice at initial application and reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09. The Company is evaluating the effect that ASU 2016-12 will have on its financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments" (ASU 2016-15. The new guidance clarifies eight cash flow classification issues where current GAAP was either unclear or has no specific guidance. The new standard is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. All entities may elect to early adopt ASU 2016-15 in any interim period. If an entity early adopts it must adopt all eight of the amendments in the same period and if early adopted in an interim period any adjustments should be reflected as of the beginning of the year. The amendments in ASU 2016-15 will be applied using the modified retrospective transition method for each period presented. The Company is evaluating the impact the adoption of this guidance will have on the classification of certain items on its statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805) - Clarifying the Definition of a Business. This update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a screen to determine when a set of assets and activities is not a business. If the screen is not met, the amendments require further consideration of inputs, substantive processes and outputs to determine whether the transaction is an acquisition of a business. The new update is effective for annual periods beginning after December 15, 2017. The amendments in ASU 2017-01 will be implemented on a prospective basis.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3. GOING CONCERN

For the fiscal years ended December 31, 2016 and 2015, the Company had net losses of $16,493 and $2,933 and negative cash flows from operating activities of $12,466 and $11,247, respectively. As of December 31, 2016 the Company had a working capital deficit of $33,924. The company has not generated any revenues to date.

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

Aroga Holding Corp.

NOTES TO FINANCIAL STATEMENTS

NOTE 4. INCOME TAXES

At December 31, 2016, the Company had a net operating loss carry–forward for Federal income tax purposes of approximately $35,424 that may be offset against future taxable income through 2036. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets calculated at the effective rates note below, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the valuation allowance.

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

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.6% to income before taxes), as follows:

For the Year Ended December 31,	2016	2015
Tax expense (benefit) at the statutory rate	$(5,608)	$(997)
State income taxes, net of federal income tax benefit	(593)	(106)
Change in valuation allowance	6,201	1,103
Total	$-	$-

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

For the year ended December 31, 2016 and for the year ended December 31, 2015, the Company has net operating losses from operations. The carry forwards expire through the year 2036. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

The Company’s net deferred tax asset as of December 31, 2016 and December 31, 2015 is as follows:

	December 31, 2016	December 31, 2015
Deferred tax assets	$13,000	$7,000
Valuation allowance	(13,000)	(7,000)
Net deferred tax asset	$-	$-

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the year ended December 31, 2013 through the year ended December 31, 2016. The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the period from inception through the year ended December 31, 2016.

Aroga Holding Corp.

NOTES TO FINANCIAL STATEMENTS

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

On June 22, 2016, the Board of Directors of the Company approved a forward stock split of twenty-five for one (25:1) of the Company's total issued and outstanding shares of common stock (the “Stock Split”) Pursuant to the Company's Bylaws and the Florida Corporate Statutes, a vote by the Board of Directors is required to effect the Stock Split. As of the record date of June 22, 2016 the Company had 3,000,000 voting shares of common stock issued and outstanding. Post stock split the Company now has 75,000,000 shares of common stock.

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

NOTE 6. RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it is relying on advances from its shareholders and related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. As of December 31, 2016, there has been $29,764 advanced from these related parties. The amounts are not documented by formalized demand notes and currently carries no repayment terms and are non-interest bearing. Management will review these arrangements, in future period, to determine if terms are required to be formalized to reflect the economic relationship. The balance due to the related party at December 31, 2016 and December 31, 2015 was $29,764 and $17,298, respectively.

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

Aroga Holding Corp.

NOTES TO FINANCIAL STATEMENTS

NOTE 7. NOTES PAYABLE – RELATED PARTY

Notes payable consisted of the following:

	December 31, 2016	December 31, 2015
Advances from Brian Kistler, a related party. The advance carries a 0% APR. Payments can be made at any time.	$15,498	$15,498

Advances from Grove Bennett, a related party. The advance carries a 0% APR. Payments can be made at any time.	14,266	1,800
Total notes payable	$29,764	$17,298

Current portion	$29,764	$17,298

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

